Form 10QSB
period 2000-06-30
PROLOGUE
filed 2000-08-18
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE  QUARTERLY  PERIOD
ENDED JUNE 30, 2000

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE  SECURITIES EXCHANGE ACT OF 1934  FOR THE TRANSITION PERIOD
FROM _______________ TO     _______________


Commission file number 000-29873

                              PROLOGUE
 (Exact name of small business issuer as specified in charter)

              UTAH
                                                87-0412110

(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)


3340 E. Del Verde Avenue,
Salt Lake City, Utah                              84109
(Address of principal executive offices)        (Zip Code)


                          (801) 484-0930
                   (Issuer's telephone number)

                           Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the  past  90  days.   Yes       No


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.  Yes        No

Applicable only to corporate issuers

State  the  number of shares outstanding of each of the  issuer's classes of common equity, as of the latest practicable date
50,000,000

Transitional Small Business Disclosure Format
(Check one):

Yes        No

                   FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company's acquisition of or participation in a business opportunity; and the operating and financial performance of any business opportunity following its acquisition or participation by the Company. The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements








                            PROLOGUE
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                            PROLOGUE
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE



       Unaudited Condensed Balance Sheets, June 30,
        2000 and December 31, 1999                         4


       Unaudited Condensed Statements of Operations,
        for the three and six months ended June 30,
        2000 and 1999 and from the re-entering of the
        development stage on May 1, 1991 through
        June 30, 2000                                      5

       Unaudited Condensed Statements of Cash Flows,
        for the six months ended June 30, 2000 and 1999
        and from the re-entering of the development stage
        on May 1, 1991 through June 30, 2000               6


       Notes to Unaudited Condensed Financial
        Statements                                     7 - 9

                            PROLOGUE
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                         [Unaudited]

                             ASSETS


                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $       20
                                         ___________  ___________
        Total Current Assets                       -           20
                                         ___________  ___________
                                          $        -   $       20
                                        ____________ ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        -   $        -
                                         ___________  ___________
        Total Current Liabilities                  -            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value               4,514        1,689
  Retained deficit                           (47,579)     (47,579)
  Deficit accumulated during the
    development stage                         (6,935)      (4,090)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                                 -         (20)
                                         ___________  ___________
                                          $        -   $       20
                                        ____________ ____________




Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            PROLOGUE
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                                              From the
                                                            Re-entering of
                           For the Three   For the Six       Development
                           Months Ended   Months Ended     Stage on May 1,
                              June 30,       June 30,      1991, Through
                      __________________ _________________    June 30,
                        2000     1999      2000     1999        2000
                     _________ _________ ________ ________ ___________
REVENUE              $       - $       - $      - $      - $         -

COST OF SALES                -         -        -        -           -
                     _________ _________ ________ ________ ___________
GROSS PROFIT                 -         -        -        -           -

EXPENSES:
  General and
   Administrative            -         -    2,845        -       6,935
                     _________ _________ ________ ________ ___________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES        -         -   (2,845)       -      (6,935)

CURRENT TAX EXPENSE          -         -        -        -           -

DEFERRED TAX EXPENSE         -         -        -        -           -
                     _________ _________ ________ ________ ___________

NET LOSS             $       - $       - $ (2,845)$      - $    (6,935)
                     _________ _________ ________ ________ ___________

LOSS PER COMMON
 SHARE               $    (.00)$    (.00)$   (.00)$   (.00)$      (.00)
                     _________ _________ ________ ________ ___________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            PROLOGUE
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                          [Unaudited]

                                                             From the
                                                           Re-entering of
                                           For the Six      Development
                                          Months Ended     Stage on May 1,
                                          June 30, 1991,      Through
                                         __________________   June 30,
                                            2000    1999        2000
                                         _________ ________  __________
Cash Flows From Operating
  Activities:
 Net loss                                $  (2,845)$      -  $   (6,935)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses                          2,825        -       5,800
  Changes is assets and liabilities:
    Accounts payable                             -        -           -
                                         _________ ________  __________
     Net Cash Provided (Used) by
       Operating Activities                    (20)       -      (1,135)
                                         _________ ________  __________
Cash Flows From Investing
  Purchase of Investment                          -       -           -
                                          _________ ________  __________
        Net Cash Flows (Used) by
          Investing Activities                    -       -           -
                                          _________ ________  __________
Cash Flows From Financing
  Activities:
 Proceeds from common stock issuance              -        -      1,035
 Contribution capital                             -        -        100
                                          _________ ________  __________
     Net Cash Provided by Financing
       Activities                                -        -       1,135
                                         _________ ________  __________
Net Increase (Decrease) in Cash                (20)       -           -

Cash at Beginning of Period                     20        -           -
                                         _________ ________  __________
Cash at End of Period                    $       - $      -  $        -
                                         _________ ________  __________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                               $      - $      -  $        -
   Income taxes                           $      - $      -  $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the periods ended June 30, 2000
     An officer/shareholder of the Company paid expenses totaling $2,825 on behalf of the Company.
  For the periods ended June 30, 1999
     None.
 The accompanying notes are an integral part of these financial statements.

                            PROLOGUE
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Utah on October 14, 1982 and was previously engaged in the sales and marketing business. The Company currently has no ongoing operations and is considered a development stage company as defined in SFAS No. 7. The company is currently seeking business opportunities or potential business acquisitions.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                            PROLOGUE
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 -DISCONTINUED OPERATIONS

  Discontinued Operations - The accompanying financial statements reflect the Company re-entering into a new development stage on May 1, 1991 as a result of management's decision to discontinue the former operations of the Company.

NOTE 3 - CAPITAL STOCK

  During 1983 Prologue filed a Registration Statement with the Utah Securities Commission and completed a public sale of 5,000,000 shares of stock. In 1987 a wholly-owned subsidiary named Bio-Clean was formed. On November 23, 1987 600,000 shares of Prologue stock was issued to Kapitol Klean-All of Phoenix, AZ as partial consideration for some equipment and solvent. Because of latent defects in the equipment all activities were terminated and Bio-Clean was dissolved on May 1, 1991. On June 14, 1988, 1,500,000 shares of Prologue stock was issued to an officer of Prologue in lieu of wages for services rendered in behalf of the Company.

  On December 19, 1994, 41,400,000 shares of stock were issued to an individual in exchange for payment of the current and back taxes due the state of Utah along with other reinstatement fees. As a result of the stock issuance control of the corporation changed hands and the individual became an officer of the Company. This agreement also includes the payment of all necessary accounting and attorney fees and the production of an information package on Prologue to be used in promoting the Company's future business activities.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000 the Company has available unused operating loss carryforwards of approximately $6,900, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,350 as of June 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $990 during the six months ended June 30, 2000.

                            PROLOGUE
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended June 30, 2000 and 1999 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer has paid certain expenses on behalf of  the
  corporation.   The  amounts  of  these  payments  are  shown   as
  contributions to capital in excess of par value.

NOTE 6 - LOSS PER SHARE

  The  following data show the amounts used in computing  loss  per share and the effect on income and the weighted average number of shares  of dilutive potential common stock for the three and  six
  months   ended  June  30,  2000  and  from  the  re-entering   of
  development stage on May 1, 1991 through June 30, 2000:
                                                                  From the
                                                              Re-entering of
                           For the Three   For the Six           Development
                           Months Ended   Months Ended        Stage on May 1,
                              June 30,       June 30,          1991, Through
                      __________________  _____________________    June 30,
                        2000     1999       2000       1999        2000
                    __________ __________ __________ __________ __________
  Loss from continuing
   operations available
   to common
   stockholders
   (numerator)      $        - $        - $   (2,845)$        - $   (6,935)
                    __________ __________ __________ __________ __________
  Weighted average
   number of common
   shares outstanding
   used in earnings
   per share during
   the period       50,000,000 50,000,000 50,000,000 50,000,000 32,634,400
                    __________ __________ __________ __________ __________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception, has insufficient working capital, and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis or Plan of Operation

     See Form 10-SB, as amended.




                  PART II - OTHER INFORMATION



     See Form 10-SB, as amended.




Item 1. Legal Proceedings

     None.


Item 2. Changes in Securities
     None


Item 3. Defaults Upon Senior Securities
     Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders
     None.


Item 5. Other Information
     None.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
              EX 27 - Financial Data Schedule

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report is filed.

                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Prologue

Date: August 18, 2000                By /s/ Allen L. Avery
                                        Allen L. Avery, President