Form 10QSB/A
period 2000-06-30
PROLOGUE
filed 2000-10-23
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                 Amendment No.1 to Form 10-QSB

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

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTH PERIOD
    ENDED JUNE 30, 2000 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the six month period ended June 30, 2000, general and administrative expenses were $2,845, a significant increase over calendar year 1999 general and administrative expenses of $115.00. The increase was attributable to the SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the six months ended June 30, 2000 and 1999 (Unaudited).

    Net losses for the periods ended June 30, 2000 and 1999 have been $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay the expenses associated with the registration under the Securities Exchange Act of 1934 and if necessary pay for the 10-QSB and 10-KSB filings for the calendar year 2000. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     Other than previously stated, no commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance's of stock in lieu of cash.




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

                                      Prologue

Date: October 23, 2000                By /s/ Allen L. Avery
                                        Allen L. Avery, President