Form 10QSB
period 2000-09-30
PROLOGUE
filed 2000-11-14
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
SECURITIES  EXCHANGE ACT OF 1934 FOR THE  QUARTERLY  PERIOD
ENDED SEPTEMBER 30, 2000

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements



















                            PROLOGUE
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                            PROLOGUE
                  [A Development Stage Company]




                            CONTENTS

                                                           PAGE

             Unaudited Condensed Balance Sheets,
             September 30, 2000 and December 31, 1999         2


             Unaudited Condensed Statements of
             Operations, for the three and nine months
             ended September 30, 2000 and 1999 and from
             the re-entering of the development stage on
             May 1, 1991 through September 30, 2000           3

             Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2000
             and 1999 and from the re-entering of the
             development stage on May 1, 1991 through
             September 30, 2000                               4

             Notes to Unaudited Condensed Financial
             Statements                                   5 - 7

                            PROLOGUE
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS


                                        September 30,  December 31,
                                             2000         1999
                                         ___________   ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $       20
                                         ___________   ___________
        Total Current Assets                       -           20
                                         ___________   ___________
                                          $        -   $       20
                                         ___________   ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    1,140   $        -
                                         ___________   ___________
        Total Current Liabilities              1,140            -
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value               4,514        1,689
  Retained deficit                           (47,579)     (47,579)
  Deficit accumulated during the
    development stage                         (8,075)      (4,090)
                                         ___________   ___________
        Total Stockholders' Equity
       (Deficit)                              (1,140)         (20)
                                         ___________   ___________
                                          $        -   $       20
                                         ___________   ___________


Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                            PROLOGUE
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                                       From the
                                                     Re-entering of
                     For the Three   For the Nine     Development
                     Months Ended    Months Ended    Stage on May 1,
                     September 30,   September 30,   1991, Through
                     ______________   ______________  September 30,
                      2000    1999     2000    1999      2000
                     ______  ______   ______  ______   __________

REVENUE              $    - $     -   $    -  $    -   $        -

COST OF SALES             -       -        -       -            -
                     ______  ______   ______  ______   __________

GROSS PROFIT              -       -        -       -            -


EXPENSES:
  General and
  Administrative      1,140       -    3,985       -        8,075
                     ______  ______   ______  ______   __________

LOSS FROM OPERATIONS
  BEFORE INCOME
  TAXES              (1,140)      -   (3,985)      -       (8,075)

CURRENT TAX EXPENSE       -       -        -       -            -

DEFERRED TAX EXPENSE      -       -        -       -            -
                     ______  ______   ______  ______   __________
NET LOSS            $(1,140) $    -  $(3,985) $    -    $  (8,075)
                     ______  ______   ______  ______   __________

LOSS PER COMMON
 SHARE              $  (.00) $ (.00)  $ (.00) $ (.00)  $     (.00)
                     ______  ______   ______  ______   __________















The accompanying notes are an integral part of these unaudited condensed financial statements.

                            PROLOGUE
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                          From the
                                                        Re-entering of
                                      For the Nine       Development
                                      Months Ended      Stage on May 1,
                                      September 30,      1991, Through
                                    __________________   September 30,
                                     2000      1999         2000
                                    ________ ________     __________
Cash Flows From Operating
  Activities:
 Net loss                           $(3,985) $     -      $  (8,075)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash expenses                   2,825        -          5,800
  Changes is assets and
   liabilities:
   Increase in accounts payable       1,140        -          1,140
                                    ________ ________     __________
     Net Cash Provided (Used) by
       Operating Activities             (20)       -         (1,135)
                                    ________ ________     __________
Cash Flows From Investing:
 Purchase of Investment                   -        -              -
                                    ________ ________     __________
     Net Cash Flows (Used) by
       Investing Activities               -        -              -
                                    ________ ________     __________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance      -        -          1,035
 Contribution capital                     -        -            100
                                    ________ ________     __________

       Net Cash Provided by
         Financing Activities             -        -          1,135
                                    ________ ________     __________
Net Increase (Decrease) in Cash         (20)       -              -

Cash at Beginning of Period              20        -              -
                                    ________ ________     __________
Cash at End of Period               $     -  $     -      $       -
                                    ________ ________     __________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
  Interest                           $    -   $    -       $      -
  Income taxes                       $    -   $    -       $      -

Supplemental Schedule of Noncash Investing and Financing
 Activities:
 For the periods ended September 30, 2000
     An officer/shareholder of the Company paid expenses totaling $2,825 on behalf of the Company, which has been recorded as a contribution to capital.

  For the periods ended September 30, 1999
     None.
The accompanying notes are an integral part of these financial statements.

                            PROLOGUE
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 -DISCONTINUED OPERATIONS

  Discontinued Operations - The accompanying financial statements reflect the Company re-entering into a new development stage on May 1, 1991 as a result of management's decision to discontinue the former operations of the Company.

NOTE 3 - CAPITAL STOCK

  During 1983 Prologue filed a Registration Statement with the Utah Securities Commission and completed a public sale of 5,000,000 shares of stock. In 1987 a wholly-owned subsidiary named Bio-Clean was formed. On November 23, 1987 600,000 shares of Prologue stock was issued to Kapitol Klean-All of Phoenix, AZ as partial consideration for some equipment and solvent. Because of latent defects in the equipment all activities were terminated and Bio-Clean was dissolved on May 1, 1991. On September 14, 1988, 1,500,000 shares of Prologue stock was issued to an officer of Prologue in lieu of wages for services rendered in behalf of the Company.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000 the Company has available unused operating loss carryforwards of approximately $8,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,700 as of September 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $350 during the nine months ended September 30, 2000.

                            PROLOGUE
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended September 30, 2000 and 1999 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses  - An officer has paid $2,825 in expenses on  behalf  of
  the  corporation.   These payments are shown as contributions  to
  capital in excess of par value.

NOTE 6 - LOSS PER SHARE

  The  following data show the amounts used in computing  loss  per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and  nine months ended September 30, 2000 and from the re-entering of development stage on May 1, 1991 through September 30, 2000:
                                                              From the
                                                           Re-entering of
                        For the Three      For the Nine      Development
                         Months Ended      Months Ended     Stage on May 1,
                        September 30,      September 30,    1991, Through
                   ____________________ ____________________ September 30,
                      2000      1999       2000       1999        2000
                   _________ __________ __________ _________  __________

  Loss from
  continuing
  operations
  available to
  common stock
  holders
 (numerator)       $ (1,140) $      -  $   (3,985) $      -   $  (8,075)
                   _________ __________ __________ _________  __________

  Weighted average
  number of common
  shares outstanding
  used in earnings
  per share during
  the period
 (denominator)    50,000,000 50,000,000 50,000,000 50,000,000  34,017,674
                   _________ __________ __________ __________  __________

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

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTH PERIOD
    ENDED SEPTEMBER 30, 2000 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting
     company   under  the  Securities  Exchange  Act   of   1934.
     Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the nine month period ended September 30, 2000, general and administrative expenses were $3,985, a significant increase over calendar year 1999 general and administrative expenses of $115.00.
     The  increase was attributable  to  the SEC filing expenses.
     Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the nine months ended September 30, 2000 and 1999 (Unaudited).

    Net losses for the periods ended September 30, 2000 and 1999 have been $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay the expenses associated with the registration under the Securities Exchange Act of 1934 and if necessary pay for the 10-QSB and 10-KSB filings for the calendar year 2000. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                                      Prologue

Date: November 14, 2000                By /s/ Allen L. Avery
                                        Allen L. Avery, President