Form 10KSB
period 2000-12-31
PROLOGUE
filed 2001-03-30
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10KSB

(Mark One)
[ X ] Annual  report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 2000.

[   ] Transition  report  under section 13 or 15(d)  of  the  Securities
      Exchange Act of 1934 for the transition period from _______________ to _______________. Not Applicable

                                            Commission file number 0-29873

                            Prologue
         (Name of small business issuer in its charter)

                Utah                                      87-0412110
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

3340 East Del Verde Avenue Salt Lake City, Utah	                    84109
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (801)-484-0930

Securities to be registered under Section 12(b) of the Act:
          Title of each class           Name of each exchange on which
          to be so registered           each class is to be registered

                 None                               None

Securities to be registered under Section 12(g) of the Act:

                Common Stock, Par Value $0.001
                    (Title of Class)


Check  whether  the  issuer (1) filed all reports  required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]           No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

The issuer's revenues for the fiscal year ended December 31, 1999, were None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act). $240,300 (March 5, 2001, $0.03 Bid X 8,010,000
shares.)

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                              Not Applicable


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,000,000, March 15,2001.

                  DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospects filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


1
<PAGE<



                      TABLE OF CONTENTS



                             PART I

ITEM NUMBER AND CAPTION                    TOTAL NUMBER OF PAGES


ITEM   1.DESCRIPTION OF BUSINESS                           3 - 9

ITEM   2.DESCRIPTION OF PROPERTY                               9

ITEM   3.LEGAL PROCEEDINGS                                     9

ITEM   4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  10

                             PART II

ITEM   5.MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND OTHER SHAREHOLDER MATTERS          10

ITEM   6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         OR PLAN OF OPERATIONS                                11

ITEM   7.FINANCIAL STATEMENTS                            12 - 23

ITEM   8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                24

                            PART III

ITEM   9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT                                  24 - 25

ITEM  10.EXECUTIVE COMPENSATION                               26

ITEM  11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
       MANAGEMENT                                             26

ITEM  12.CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS         27

ITEM  13.EXHIBITS AND REPORTS ON FORM 8-K                     27

                   ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Prologue (the Company) was incorporated under the laws of the State of Utah on October 14, 1982, and was previously engaged in the sales and marketing business. The Company has no current operations or employees and owns no real estate. The Company filed a public offering of its Securities with the Utah Securities Exchange Commission effective April 15, 1983.

     As a "reporting company", the Company believes it may be more attractive to a potential business opportunity because it will be able to list its shares for trading on the National Association of Securities Dealers ("NASD") Over-
     The-Counter  Bullet  Board ("OTCBB").    Company  management
     believes that various opportunities may also   be  attracted
     to the Company because of their desire to eventually develop a public market in the Company's stock in order to enhance liquidity for current and future shareholders; to implement potential plans for raising capital through the public sale of securities; and to acquire additional assets through issuance of securities rather than for cash. There are substantial risks inherent in the Company's business plan.

     The Company's current business plan is to seek, investigate, and acquire a business opportunity representing assets or business intended to enhance shareholder value. The Company is deemed to be a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     At the present time neither the Company nor its officers, directors or affiliates has identified any business opportunities to acquire or pursue, nor has the Company reached any agreement or understanding with any person concerning a transaction of any kind. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis and selection of a business opportunity may take several months or more.

  RISK FACTORS

  AN ACQUISITION OPPORTUNITY MAY NOT BE FOUND

     Because a business opportunity has not been identified, it is impossible to predict or disclose the specific risks and hazards of such opportunity. There is no assurance that the Company will acquire a favorable business opportunity or that such opportunity will generate revenues or profits, or that shareholder value will be increased thereby. As such, any potential business opportunity is expected to be highly speculative and therefore risky. Such opportunity may be highly illiquid and could result in a total loss to the Company and its stockholders.

THE  LACK  OF  CAPITAL MAY LIMIT BUSINESS OPPORTUNITIES  AND  THE
     ABILITY TO INVESTIGATE AND ANALIZE BUSINESS PROSPECTS

     The Company has limited capital which may not be adequate to take advantage of many business opportunity. This lack of diversification may prevent the Company from pursuing future opportunities if its first one proves to be unsuccessful. Moreover, a significant portion of the Company's available funds may be expended for investigative expenses without any guarantee that a transaction will be consummated. The
     Company's long term success may therefore depend upon its ability to raise additional capital. However, the Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital.

     Another effect of the Company's limited capital is that its analysis and investigation of potential opportunities will also be limited which could increase the company' risk. Management decisions will likely be made without detailed feasibility studies, independent analysis and market survey. The Company will likely be making decisions upon information provided by the owner, sponsor, or others associated with the business opportunity. Such information may not always be objective.

GENERAL - [CONTINUE]

  SUCCESS MAY DEPEND ON UNCERTAIN ADDITIONAL FINANCING

     The Company's long term success may therefore depend upon its ability to raise additional capital. However, the Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital.

     The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The final structure, which is currently impossible to predict, will be the result of negotiations, consultation from legal counsel, and the needs of the specific business opportunity. Although it is likely, there is no assurance that the Company would be the surviving entity.

     There is also a possibility that the Company may finance the acquisition of the business opportunity by borrowing against the assets or against the projected future revenues or profits of the business opportunity to be acquired. This could increase the Company's exposure to larger losses. A business opportunity acquired through a heavily financed ("leveraged") transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses. There are currently no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities. A reorganization may dilute stockholders equity.

     Although the terms and structure of a transaction with the Company cannot be predicted, it is anticipated that the transaction would be a "tax free" reorganization under the Internal Revenue Code of 1986. Such a transaction normally requires the issuance to the stockholders of the acquired entity, a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain, in the aggregate, 20% or less of the total issued and outstanding shares. This could result in substantial dilution in the equity of stockholders of the Company prior to such reorganization.

     It is likely that any business combination entered into by the Company will result in a change of control as a result of stock issuance by the Company or shares purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. Such sale may occur at a price not relative to or reflective of any value of the shares held by such parties, and at a price which may not be achieved by other individual shareholders of the Company remain subject to restrictions on the transfer of their shares. The Company does not believe its officers and directors would become an "underwriter" within the meaning of the Section 2 (11) of the Securities Act of 1933, as amended, with regards to such sales as such sales would likely be made in non-public transactions.

     The Company anticipates that any new securities issued in a reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. Any securities which the Company might acquire in exchange for its Common Stock will likely be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). Sales of such securities, cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. The Company would be required to comply with the provisions of the Act to effect any resale. In the event of a resale, the Company may rely on

GENERAL - [CONTINUE]

     Section 4(1) of the Act, which exempts sales of securities not involving a public offering. Also, the Company may agree to register such securities sometime after the transaction is consummated. The issuance of additional securities and their potential sale into any trading market that might develop in the Company's securities could have a depressive effect upon the price of the Company's stock.

  LIMITED RIGHTS FOR MINORITY STOCKHOLDERS

     Utah Business Corporation Act vests authority in the Board of Directors with written consent to decide and approve the issuance of stock. While in some instances a proposed participation in a business opportunity may be submitted to the stockholders for their consideration, it is unlikely that the Company's minority shareholders will be furnished with financial statements, or any other documentation, concerning a target opportunity, It is also emphasized that management of the Company could effect transactions having a potentially adverse impact upon the Company's shareholders. A shareholder may have no right of at dissent under Utah law, if a majority of shareholders consent in writing to the transaction.

     Depending upon the nature of the transaction, the current officers and directors of the Company will likely resign their positions with the Company upon completion of a transaction. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     The Company does not foresee that it would enter into any business opportunity with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company may enter into such a transaction only if: a) The material facts as to the relationship or interest of the affiliate are disclosed to the board of directors and shareholders, and the Board and/or majority of disinterested shareholders in good faith authorizes the transaction by the affirmative vote even though disinterested parties constitute less than a quorum; b) The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

BUSINESS PROSPECTS MAY PREFER AN INITIAL PUBLIC OFFERING RATHER
THAN A    COMBINATION

     Business prospects may have the time, management expenses and capital resources to pursue an initial pubic offering as opposed to a business combination thereby limiting the registrants business opportunities.

  ADMINISTRATIVE BURDEN OF PUBLIC REPORTING COMPANY

     A business prospect may not have the organizational maturity and financial resources to fulfill it's disclosure and reporting obligations as a reporting company without financial hardship and management disruption.

SOURCES OF OPPORTUNITES

     Business opportunities may come to the Company's attention from various sources, including its officers and directors, its stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understanding agreements, or commitments with any individual to act as a finder of opportunities for the
     Company. The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. See "Management". Although there are no current plans to do so, Company management may hire an outside consultant to assist in the investigation and selection of business opportunities, and may pay a finder's fee. No

SOURCES OF OPPORTUNITES - [CONTINUED]

     policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. And, because of the limited resources of the Company, it is likely that any fee the Company agrees to pay would be in stock instead of cash.

     It is possible that the range of business opportunities available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt form applicability of the "penny stock" regulations.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

     Management will make a decision to participate in a specific business opportunity based on an analysis of quality of the opportunity's business plan, its management and personnel, the anticipated market acceptability of new products or marketing concepts, the merit of technological changes, the entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. It is likely that the historical operations of a specific business opportunity may not be indicative of its future potential because of possible future changes in marketing approaches, expansion plans, product emphasis, management, or other changes.

     The Company will be dependent upon the owners of a business opportunity to identify any potential future problems and to implement necessary changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company may incur further risks because management and the

     Company's products or services may be unproven and unprofitable when acquired. Business opportunities presented to the Company may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) though (iv). The Company intends to concentrate its acquisition efforts on properties of businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company's search will be directed primarily towards small and medium sized business opportunities with or without revenues and earnings which desire to become public corporations and which are able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange. The Company intends to seek opportunities demonstrating the potential of long growth.

     The Company's investigation of business opportunities will not be restricted to any particular geographical area, industry, or stage of growth and may, therefore, engage in essentially any business, to the extent of its limited resources. No specific factors described herein will be controlling in the selection of a business opportunity. Management will attempt to analyze the factors it deems appropriate to each opportunity and make a determination based upon a reasonable investigation of available data.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with a business plan regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projection, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or

INVESTIGATION   AND   SELECTION  OF  BUSINESS   OPPORTUNITIES   -
     [CONTINUE]

     services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions and estimated capital requirements.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. However, it is also possible that an investigation of such opportunities may be exclusively by phone, mail, facsimile, email or other methods not involving a physical meeting or inspection with such opportunities.

     The Company will likely require audited financial statements from opportunities with which it proposes to acquire or merge because the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish audited financial statements for any opportunity in which it engages. Failure to do so could expose the Company to enforcement actions by the Securities and Exchange Commission which could result in penalties, legal fees and/or injunctive action, which would have a material adverse effect on the Company and its operations.

     In the event that audited financial statements are not available, the Company may still engage in such an opportunity if it believes that audited financial statements will be provided within a reasonable time after the company enters into a transaction with such opportunity. However, without audited financial information, the Company will not have the benefit for full and accurate information provided by independent verification about the financial condition and recent interim operating history of the target company. This could substantially increase the risk of a potential transaction.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all the parties thereto, specify certain event of default, detail the terms of closing and the conditions which must be satisfied  by  each  of the parties thereto  prior  to  such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

COMPETITION

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public companies seeking such opportunities, some of which may have more funds available than does the Company.

REGULATION

     The Company may acquire an opportunity that is subject to regulation or licensing by federal, state, or local authorities which may be a time-consuming, expensive process and may limit other investment opportunities of the Company.

REGULATION [CONTINUED]

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities, and therefore intends to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). Such a classification could subject the Company to a costly registration process. Section 3(a) of the Investment Act excludes from the definition of an "investment company," any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items.) Since the Company will not register as an investment company, stockholders will not be afforded certain protections under the Investment Act.

     Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent prior to the sale of a security. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities in an offering or in any market that might develop thereafter. (See 15g - 9 General Rules and Regulations under the Securities and Exchange Act of 1934, Sales Practice and Requirements for Certain Low Priced Securities.)
     Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     Blue Sky Consideration. Because the securities to be registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchaser to purchase the securities. Warning is hereby given that the shares may be "restricted" from resale. In the event of a violation of state laws regarding resale of the shares, the Company could be liable for civil and criminal penalties which would be a substantial impairment to the Company.

     At the date of this registration statement, the Company has no intention of offering further shares in a private offering to anyone. Further, the policy of the Board of Directors is that any future

REGULATION [CONTINUED]

     offering of shares will only be made after an acquisition has been made and can be disclosed in appropriate 8-K filings.

     Rule 144 Sales. Shares of the Company's Common Stock that are held by officers, directors, and any stockholder owing greater than 10% of the total issued and outstanding shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliated after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the total shares outstanding, 41,990,000 shares are available for resale (subject to volume limitations for affiliates) under Rule 144. Affiliates of a business combination may be deemed underwriters and Securities held by such persons may be governed by Rule 144. It is the viewpoint of the SEC that reliance on Rule 144 sales will not be available to all shareholders and not limited to just affiliates.

ADMINISTRATIVE OFFICES

     The Company currently maintains a mailing address at the home of its president at 3340 Del Verde Avenue, Salt Lake City, Utah 84109. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.
     The Company pays no rent or other fees for the use of this mailing address.

     EMPLOYEES

     The Company is a development stage company and currently has no employees and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

     The Company currently has three individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of these persons to devote full time attention to the business of the Company may result in a delay in progress toward implementing its business plan. Additionally, conflicts of interest may arise that can be resolved only through exercise of good judgement as is consistent with fiduciary duties to the Company. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 2000.

     EMPLOYEES - [CONTINUED]

     The   Company's   officers   and   directors   or   majority
     shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or
     acquisition   transaction.   It  is   anticipated   that   a
     substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather
     than  their  own personal pecuniary benefit.   A  breach  of
     loyalty owed to shareholders is sanctionable and may be compensable by a court of competent jurisdiction. A shareholder may initiate a civil suit and/or notify the regulatory authorities.

     Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.



                 ITEM 2. DESCRIPTION OF PROPERTY

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at the home of its resident and director at 3340 East Del Verde Avenue, Salt Lake City, Utah 84109. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

                    ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding, and no such proceeding are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      No matters were submitted to a vote of securities holders during the fourth quarter.



                             PART II

     ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
           COMMON EQUITY AND OTHER SHAREHOLDER MATTERS



     No  prices quoted in 2000.
                                                  Bid     Ask

     First quarter for calendar year 2000        $0.02   $0.05

     Second quarter for calendar year 2000       $0.02   $0.05

     Third quarter for calendar year 2000	       $0.02   $0.05

     Fourth quarter for calendar year 2000       $0.02   $0.05



     As of March 15, 2001 the Company had approximately 407 shareholders of record. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. The registrant filed a public stock offering with the Utah Securities and Exchange Commission effective April 15, 1983 under a 3(a)(11) Intra-State Exemption from the Securities Act of 1933.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                      OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31,
2000

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. Net losses for 1999 ($195) and 2000 ($5,295) are general and administrative expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    Calendar year ended December 31, 1999 and 2000 (audited).

    Net  losses for the years 1999 and 2000 have been  $0.00  per
    share.   For  the  current  fiscal year,  the  President  has
    agreed to, if necessary, pay for the 10-QSB and 10-KSB filings for the calendar year 2000 and 2001. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the first calendar quarter of 2002. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM  7.FINANCIAL STATEMENTS


                                 PROLOGUE
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -  Independent Auditors' Report                        14


        -  Balance Sheet, December 31, 2000                    15


        -  Statements of Operations, for the
            years ended December 31, 2000
            and 1999 and from the re-entering
            of the development stage on May 1,
            1991 through December 31, 2000                     16


        -  Statement of Stockholders' Equity (Deficit),
            from the re-entering of the development
            stage on May 1, 1991 through December 31,
            2000                                          17 - 18


        -  Statements of Cash Flows, for the years
            ended December 31, 2000 and 1999
            and from the re-entering of the development
            stage on May 1, 1991 through December 31,
            2000                                          19 - 20


        -  Notes to Financial Statements                  21 - 23

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
PROLOGUE
Salt Lake City, Utah

We have audited the accompanying balance sheet of Prologue [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from the re-entering of development stage on May 1, 1991 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Prologue as of December
31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from the re-entering of development stage on May 1, 1991 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has insufficient working capital, and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



 /s/ PRITCHETT, SILER & HARDY, P.C.

March 12, 2001
Salt Lake City, Utah

                                 PROLOGUE
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS


                                                       December 31,
                                                           2000
                                                       ___________
CURRENT ASSETS:
  Cash in bank                                         $         -
                                                       ___________
        Total Current Asset                                      -
                                                       ___________

                                                       $         -
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $       725
                                                       ___________
        Total Current Liabilities                              725
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                              50,000
  Capital in excess of par value                             6,239
  Retained deficit                                         (47,579)
  Deficit accumulated during the
    development stage                                       (9,385)
                                                       ___________
        Total Stockholders' Equity (Deficit)                  (725)
                                                       ___________
                                                       $         -
                                                       ___________








 The accompanying notes are an integral part of this financial statement.

                                 PROLOGUE
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS



                                                      From the
                                                    Re-entering of
                                    For the          Development
                                   Year Ended      Stage on May 1,
                                  December 31,       1991 Through
                               _________________     December 31,
                                 2000      1999          2000
                               ________  ________   ______________
REVENUE                        $      -  $      -   $            -

COST OF SALES                         -         -                -
                               ________  ________   ______________
GROSS PROFIT                          -         -                -

EXPENSES:
  General and Administrative     (5,295)     (195)          (9,385)
                               ________  ________   ______________

LOSS FROM OPERATONS
 BEFORE INCOME TAXES             (5,295)     (195)          (9,385)

CURRENT TAX EXPENSE                   -         -                -

DEFERRED TAX EXPENSE                  -         -                -
                               ________  ________   ______________

NET LOSS                       $ (5,295) $   (195)  $       (9,385)
                               ________  ________   ______________

LOSS PER COMMON SHARE          $   (.00) $   (.00)  $         (.00)
                               ________  ________   ______________















The accompanying notes are an integral part of these financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   MAY 1, 1991 THROUGH DECEMBER 31, 2000

                                                                     Deficit
                                                                   Accumulated
                              Common Stock   Capital in            During the
                           __________________ Excess of  Retained  Development
                             Shares    Amount Par Value   Deficit     Stage
                           __________  _______  ______   ________  ___________
BALANCE, May 1, 1991        8,600,000    8,600  38,979    (47,579)           -

Net loss for the period
 ended December 31, 1991            -        -       -          -            -
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1991                       8,600,000    8,600  38,979    (47,579)           -

Net loss for the year
 ended December 31, 1992            -        -       -          -            -
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1992                       8,600,000    8,600  38,979    (47,579)           -

Net loss for the year ended
 December 31, 1993                  -        -       -          -         (790)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1993                       8,600,000    8,600  38,979    (47,579)        (790)

Issuance of 41,400,000
 shares common stock for
 services at $0.000025
 per share December,
 1994                      41,400,000   41,400 (40,365)         -            -

Net loss for the year
 ended December 31, 1994            -        -       -          -         (245)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1994                      50,000,000   50,000  (1,386)   (47,579)      (1,035)

Contribution of capital             -        -   1,925          -            -

Net loss for the year
 ended December 31, 1995            -        -       -          -       (1,925)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1995                      50,000,000   50,000     539    (47,579)      (2,960)

Contribution of capital             -        -     110          -            -

Net loss for the year
 ended December 31, 1996            -        -       -          -         (110)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1996                      50,000,000   50,000     649    (47,579)      (3,070)

Contribution of capital             -        -     710          -            -

Net loss for the year
 ended December 31, 1997            -        -       -          -         (710)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1997                      50,000,000   50,000   1,359    (47,579)      (3,780)

Contribution of capital             -        -     115          -            -

Net loss for the year
 ended December 31, 1998            -        -       -          -         (115)
                           __________  _______  ______   ________  ___________

                                [Continued]

                                 PROLOGUE
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   MAY 1, 1991 THROUGH DECEMBER 31, 2000

                                [Continued]



                                                                     Deficit
                                                                   Accumulated
                              Common Stock   Capital in            During the
                           __________________ Excess of  Retained  Development
                             Shares    Amount Par Value   Deficit     Stage
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1998                      50,000,000   50,000   1,474    (47,579)      (3,895)

Contribution of capital             -        -     215          -            -

Net loss for the year
 ended December 31, 1999            -        -       -          -         (195)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 1999                      50,000,000   50,000   1,689    (47,579)      (4,090)

Contribution of capital             -        -   4,550          -            -

Net loss for the year
 ended December 31, 2000            -        -       -          -       (5,295)
                           __________  _______  ______   ________  ___________
BALANCE, December 31,
 2000                      50,000,000  $50,000  $6,239   $(47,579) $    (9,385)
                           __________  _______  ______   ________  ___________



















 The accompanying notes are an integral part of this financial statement.

                                 PROLOGUE
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                             From the
                                                          Re-entering of
                                           For the          Development
                                          Year Ended      Stage on May 1,
                                          December 31,     1991 Through
                                       __________________  December 31,
                                         2000      1999        2000
                                       _______   ________   __________


Cash Flows From Operating Activities:
  Net loss                             $(5,295)  $   (195)  $   (9,385)
  Adjustments to reconcile net
   loss  to net cash used by
   operating activities:
     Noncash expense - stock issued
      for services rendered                  -          -        1,035
     Noncash  expense - accounted for
      as a contribution to capital       4,550        195        7,605
     Change in assets and liabilities:
       Increase in accounts payable        725          -          725
                                       _______   ________   __________
         Net Cash Flows (Used) by
          Operating Activities             (20)         -          (20)
                                       _______   ________   __________

Cash Flows From Investing Activities         -          -            -
                                       _______   ________   __________
         Net Cash Flows (Used) by
          Investing Activities               -          -            -
                                       _______   ________   __________

Cash Flows From Financing Activities:
  Contribution of capital                    -         20           20
                                       _______   ________   __________

         Net Cash Flows Provided by
          Financing Activities               -         20           20
                                       _______   ________   __________
Net Increase (Decrease) in Cash            (20)        20            -

Cash at Beginning of Period                 20          -            -
                                       _______   ________   __________
Cash at End of Period                  $     -   $     20     $      -
                                       _______   ________   __________











                                [Continued]

                                 PROLOGUE
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                             From the
                                                          Re-entering of
                                           For the          Development
                                          Year Ended      Stage on May 1,
                                          December 31,     1991 Through
                                       __________________  December 31,
                                         2000      1999        2000
                                       _______   ________   __________



Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $     -   $      -   $        -
    Income taxes                       $     -   $      -   $        -


Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended December 31, 2000:
      An officer/shareholder of the Company paid expense totaling $4,550 on behalf of the Company which has been accounted for as a contribution to capital.

  For the period ended December 31, 1999:
      An officer/shareholder of the Company paid expense totaling $195 on behalf of the Company which has been accounted for as a contribution to capital.

  For  the  period from the re-entering of development stage on
   May  1,  1991 through December 31, 1998:
      The Company issued 41,400,000 shares of its common stock for services valued at $1,035.

      An officer/shareholder of the Company paid expenses totaling $2,860 on behalf of the Company.



















The accompanying notes are an integral part of these financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Utah on October 14, 1982 and was previously engaged in the sales and marketing business. During 1991, the Company discontinued its previous operations and re-entered into a new development stage. The Company currently has no ongoing operations and is considered a development stage company as defined in SFAS No. 7. The company is currently seeking business opportunities or potential business acquisitions.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception, has insufficient working capital, and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  During 1983 Prologue filed a Registration Statement with the Utah Securities Commission and completed a public sale of 5,000,000 shares of stock. In 1987 a wholly owned subsidiary named Bio-Clean was formed. On November 23, 1987 600,000 shares of Prologue stock was issued to Kapitol Klean-All of Phoenix, AZ as partial consideration for some equipment and solvent. Because of latent defects in the equipment all activities were terminated and Bio-Clean was dissolved on May 1, 1991. On June 14, 1988, 1,500,000 shares of Prologue stock was issued to an officer of Prologue in lieu of wages for services rendered in behalf of the Company.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $9,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,200 as of December 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,800 during 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/directors of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $4,550 and $215 during the years ended December 31, 2000 and 1999.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the year ended December 31, 2000 and 1999 and from the re-entering of development stage on May 1, 1991 through December 31, 2000:

                                                                 From the
                                                              Re-entering of
                                          For the               Development
                                        Year Ended            Stage on May 1,
                                        December 31,           1991 Through
                                   ______________________      December 31,
                                      2000          1999          2000
                                   __________   ____________   ___________
    Loss from continuing operations
      available to common stock
      holders (numerator)          $   (5,295)  $       (195)  $    (9,385)
                                   __________   ____________   ___________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period            50,000,000     50,000,000    34,433,975
                                   __________   ____________   ___________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted earnings (loss) per share.

                            PART III

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.






                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS

     The directors and executive officers currently serving the Company are as follows:

        NAME            AGE      POSITION            SINCE

        ALLEN AVERY      63      DIRECTOR             1994

        BILL ROSS        53      DIRECTOR             1986

        STAN ADAMS       53      DIRECTOR             1999

        ALLEN AVERY              PRESIDENT            1999

        BILL ROSS                VICE PRESIDENT       1999

        STAN ADAMS               SECRETARY/TREASURER  1999

     Mr. Avery is a graduate of the University of Utah and has been self-employed for 25 years managing his own investments and management consulting. For the past 5 years Mr. Avery has assembled the Company's corporate records for audits, filed tax returns, filed disclosure documents with a NASD
     broker-dealer  and  the  Securities and   Exchange Commission.
     In preparation for the preceding activities, Mr. Avery has familiarized himself with the relevant laws and regulations. Also Mr. Avery has reviewed numerous business plans and opportunities in behalf of the Company and continues this effort as of this date.

     Mr. Ross is a graduate of the University of Illinois and for the past 5 years has been self-employed as owner of Ross Promotional Marketing, an advertising specialties business and as sales and lease executive for Towbin Dodge.

     Mr. Adams is a member of the Utah State Bar Association and a practicing attorney for the past 25 years. Mr. Adams also develops real estate, rehabilitating properties on the National Historic Register. Mr. Adams is a director of the Arts, Inc., a private corporation.

     All of the Directors have been officers and directors of publicly traded companies over 10 years ago and Mr. Adams was an officer and director of Investestate, a reporting company during his tenure. Mr. Adams specializes in criminal and domestic relations law.

     Directors serve one year terms until annual meetings, and officers serve at the board of directors discretion.

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for positions as directed by the board of directors. Currently, none of the Company's officers nor directors have any employment agreement with the Company, nor is any currently contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other Person pursuant to which any director or officer was or is to be selected as a director officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed' basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

     While it is unexpected, it is possible that after the Company consummates a transaction with an unaffiliated business opportunity, that entity may employ or retain a member of the Company's management for future services. However, the Company has adopted a policy whereby the offer of any post-transaction compensation to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction.

     It is possible that persons associated with or known to management may be responsible for introducing a potential business opportunity to the Company and may therefore be compensated with a finder's fee in cash or stock. The amount of such finders fee, if applicable, cannot be determined as of the date of filing this report, but is expected to be comparable to consideration paid in similar transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan herein.

EXCLUSION OF LIABILITY

     The Utah Business Corporation Act exclude personal liability for its directors for monetary damages based upon any violation of their duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Utah Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

                 ITEM 10. EXECUTIVE COMPENSATION

     No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially be executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHARE HOLDERS AND                 NUMBER OF       OWNERSHIP
BENEFICIAL OWNERS (1)             SHARES          PERCENTAGE
_____________________             __________      __________

Allen Avery
3340 East Del Verde Ave.
Salt Lake City, Utah  84109       40,400,000           80.8%

Bill Ross
2306 Richard Court
Henderson , Nevada 89014          1,500,000             3.0%

Stan Adams
680 East 6th South
Salt Lake City, Utah 84102           90,000              .2%

All directors and executive
officers as a group              41,990,000              83%

(1) Except as otherwise indicated, all shares are directly owned.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     An officer/shareholder has paid certain expenses on behalf of the Corporation as capital contributions. See Note 5 of financial statements.

TRANSFER AGENT

     American Registrar and Transfer Company, 342 East 9th South,
     Salt Lake City, Utah 84111.

REPORTS TO STOCKHOLDERS

     The Company plans to furnish its stockholders with an annual report for each fiscal year containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another company, it is the present intention of
     management   to  continue  furnishing  annual   reports   to
     stockholders.   The  Company  intends  to  comply  with  the
     periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements, and to file unaudited quarterly reports and annual reports with audited financial statements as required by the Securities Exchange Act of 1934. The President has agreed to pay the 10-QSB expenses, if necessary, for calendar year 2001. Ther have been no reports on 8-K.


ITEM  13.EXHIBITS AND REPORTS ON 8-K

     Exhibits

     SEC Ref.     Exhibit           Description
        No.          No.
     _______      _____             __________

     EX-3.1           1             By-Laws , Incorporated by reference
                                     See Form 10-SB, Exhibit #1

     EX-3.2           2             Articles of Incorporation,
                                     Incorporated by reference
                                     See Form 10-SB, Exhibit #2

     EX-27                          Financial Data Schedule

No shares have been issued since 1994 and no 8-K has been filed.

                          SIGNATURES:

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated: March 30, 2001
     Prologue


                     By:    /s/ Allen Avery
                     Allen Avery, President and Director



                            SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the dates indicated.


                    By:    /s/ Allen Avery
                    Allen Avery, President and Director

                    Date:  March 30, 2001

                    By:   /s/ Bill Ross
                    Bill Ross, Vice President and Director

	              Date:   March 30, 2001

                    By:  /s/ Stan Adams
                    Stan Adams, Secretary-Treasurer and Director

                    Date:   March 30, 2001