Form 10QSB
period 2001-03-31
PROLOGUE
filed 2001-05-15
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock As of April 26, 2001

Transitional Small Business Disclosure Format
(Check one):

Yes        No  X

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements



                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

 -- Unaudited Condensed Balance Sheets, March 31,
     2001 and December 31, 2000                                  3


 -- Unaudited Condensed Statements of Operations,
      for the three months ended March 31, 2001
      and 2000 and from the re-entering of the development
      stage on May 1, 1991 through March 31, 2001                4
 -- Unaudited Condensed Statements of Cash Flows,
      for the three months ended March 31, 2001 and 2000
      and from the re-entering of the development stage
      on May 1, 1991 through March 31, 2001                      5

 -- Notes to Unaudited Condensed Financial Statements        6 - 9

                                 PROLOGUE
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS

                                [Unaudited]

                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      725
                                         ___________  ___________
        Total Current Liabilities                  -          725
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value               8,464        6,239
  Retained deficit                          (47,579)     (47,579)
  Deficit accumulated during the
    development stage                       (10,885)      (9,385)
                                         ___________  ___________
        Total Stockholders' Equity
           (Deficit)                               -        (725)
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________







Note:The Balance Sheet as of December 31, 2000, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]


                    CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                                                          From the
                                                       Re-entering of
                                       For the Three    Development
                                        Months Ended  Stage on May 1,
                                         March 31,     1991, Through
                                    __________________   March 31,
                                       2001     2000        2001
                                    _________ ________ ____________
REVENUE                              $      - $      -    $      -

COST OF SALES                               -        -           -
                                    _________ ________ ____________
GROSS PROFIT                                -        -           -

EXPENSES:
  General and Administrative            1,500    2,500      10,885
                                    _________ ________ ____________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                  (1,500) (2,500)    (10,885)

CURRENT TAX EXPENSE                         -        -           -

DEFERRED TAX EXPENSE                        -        -           -
                                    _________ ________ ____________
NET LOSS                             $(1,500) $(2,500)   $(10,885)
                                    _________ ________ ____________

LOSS PER COMMON SHARE                $  (.00) $  (.00)   $   (.00)
                                    _________ ________ ____________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                    CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                                              From the
                                                           Re-entering of
                                           For the Three    Development
                                            Months Ended  Stage on May 1,
                                             March 31,     1991, Through
                                        ___________________   March 31,
                                          2001      2000        2001
                                        _________ __________ __________
Cash Flows From Operating
  Activities:
 Net loss                               $ (1,500)  $ (2,500)  $(10,885)
 Adjustments to reconcile net loss to
   net cash used by operating
     activities:
  Non-cash expense - stock issued
     for services rendered                      -          -     1,035
  Non-cash expense - accounted for as
     contribution to capital                2,225      2,500     9,830
  Changes is assets and liabilities:
    (Decrease) in accounts payable              -          -         -
                                         ________ __________ _________
     Net Cash Provided (Used) by
       Operating Activities                     -          -      (20)
                                         ________ __________ _________
Cash Flows From Investing Activities:
  Purchase of Investment                        -          -         -
                                         ________ __________ _________
        Net Cash Flows (Used) by
           Investing Activities                 -          -         -
                                         ________ __________ _________
Cash Flows From Financing
  Activities:
 Proceeds from common stock issuance            -          -         -
 Contribution capital                           -          -        20
                                         ________ __________ _________
     Net Cash Provided by Financing
       Activities                               -          -        20
                                         ________ __________ _________
Net Increase (Decrease) in Cash                 -          -         -

Cash at Beginning of Period                     -          -         -
                                         ________ __________ _________
Cash at End of Period                      $    - $        - $       -
                                         ________ __________ _________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                $    - $        - $       -
   Income taxes                            $    - $        - $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended March 31, 2001
     An officer/shareholder of the Company paid expenses totaling $1,500 and an accounts payable of $725 on behalf of the Company.

  For the periods ended March 31, 2000
     An officer/shareholder of the Company paid expenses totaling $2,500 on behalf of the Company.

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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company has available unused operating loss carryforwards of approximately $10,800, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,700 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the three months ended March 31, 2001.

                               PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended March 31, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer has paid expenses of $1,500 and an accounts payable of $725 on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and from the re-entering of development stage on May 1, 1991 through March 31, 2001:
                                                              From the
                                                           Re-entering of
                                          For the Three     Development
                                           Months Ended   Stage on May 1,
                                            March 31,      1991, Through
                                       ___________________   March 31,
                                           2001    2000        2001
                                       __________ _________ __________
  Loss from continuing operations
    available to common stock
      holders   (numerator)            $ (1,500)  $ (2,500)  $(10,885)
                                       __________ _________ __________
  Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period                 50,000,000 50,000,000 34,820,762
                                       _________ __________ __________

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

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED MARCH 31, 2001 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting
     company   under  the  Securities  Exchange  Act   of   1934.
     Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three month period ended March 31, 2001, general and administrative expenses were $1,500. The expenses relate primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended March 31, 2001 and 2000 (Unaudited).

    Net losses for the periods ended March 31, 2001 and 2000 were
    $0.00 per share each quarter.  For the current   fiscal year,
    the President has agreed to pay, if necessary, the  expenses
    associated  with the   10-QSB and   10-KSB  filings for  the
    calendar year 2001.  The  Company anticipates  that  until a
    business   combination   is completed   with  an acquisition
    candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

     (a)  Exhibits
             None

     (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter for which this report is filed.

                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Prologue

Date: April 26, 2001                By /s/ Allen L. Avery
                                        Allen L. Avery, President