Form 10QSB
period 2001-06-30
PROLOGUE
filed 2001-08-14
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock As of August 10, 2001

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements















                                 PROLOGUE
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        - Unaudited Condensed Balance Sheets, June 30,
            2001 and December 31, 2000                             2


        - Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2001
            and 2000 and from the re-entering of the development
            stage on May 1, 1991 through June 30, 2001             3

        - Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2001 and 2000
            and from the re-entering of the development stage
            on May 1, 1991 through June 30, 2001                   4


        - Notes to Unaudited Condensed Financial Statements    5 - 7

                                 PROLOGUE
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $       75   $      725
                                         ___________  ___________
        Total Current Liabilities                 75          725
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value               9,064        6,239
  Retained equity (deficit)                  (47,579)     (47,579)
  Deficit accumulated during the
    development stage                        (11,560)      (9,385)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                               75         (725)
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________







Note:The Balance Sheet as of December 31, 2000, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From the
                                                          Re-entering of
                        For the Three     For the Six      Development
                         Months Ended     Months Ended   Stage on May 1,
                           June 30,         June 30,      1991, Through
                     ____________________________________    June 30,
                        2001     2000      2001    2000        2001
                     _________ ________ ________ ________ ______________
REVENUE              $       - $      - $      - $      - $        -

COST OF SALES                -        -        -        -          -
                     _________ ________ ________ ________ ______________
GROSS PROFIT                 -        -        -        -          -

EXPENSES:
  General and
  Administrative           675        -    2,175    2,845     11,560
                    __________ ________ ________ ________ ______________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES     (675)       -   (2,175)  (2,845)   (11,560)

CURRENT TAX EXPENSE          -        -        -        -          -

DEFERRED TAX EXPENSE         -        -        -        -          -

                    __________ ________ ________ ________ ______________
NET LOSS            $     (675)$      - $ (2,175)$ (2,845)$  (11,560)
                    __________ ________ ________ ________ ______________

LOSS PER COMMON
  SHARE             $    (.00) $   (.00)$   (.00)$   (.00)$     (.00)
                    __________ ________ ________ ________ ______________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From the
                                                           Re-entering of
                                            For the Six      Development
                                            Months Ended   Stage on May 1,
                                              June 30,     1991, Through
                                         __________________   June 30,
                                            2001     2000       2001
                                         _________ ________ ___________
Cash Flows From Operating
  Activities:
 Net loss                                $ (2,175) $(2,845) $  (11,560)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expense- stock issued
    for services rendered                       -        -       1,035
  Non-cash expense- accounted for
    as a contribution to capital            2,825    2,825      10,430
  Changes in assets and liabilities:
    Increase (Decrease) in accounts
      payable                                (650)       -          75
                                         _________ ________ ___________
     Net Cash Provided (Used) by
       Operating Activities                     -      (20)        (20)
                                         _________ ________ ___________
Cash Flows From Investing
  Purchase of Investment                        -        -           -
                                         _________ ________ ___________
        Net Cash Flows (Used) by
          Investing Activities                  -        -           -
                                         _________ ________ ___________
Cash Flows From Financing
  Activities:
 Proceeds from common stock issuance            -        -           -
 Contribution capital                           -        -          20
                                         _________ ________ ___________
     Net Cash Provided by Financing
       Activities                               -        -          20
                                         _________ ________ ___________
Net Increase (Decrease) in Cash                 -      (20)          -

Cash at Beginning of Period                     -       20           -
                                         _________ ________ ___________
Cash at End of Period                    $      -  $     -  $        -
                                         _________ ________ ___________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                              $      -  $     -  $        -
   Income taxes                          $      -  $     -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended June 30, 2001
     An officer/shareholder of the Company paid expenses totaling $2,825 on behalf of the Company.
  For the periods ended June 30, 2000
     An officer/shareholder of the Company paid expenses totaling $2,100 and accounts payable totaling $725 on behalf of the Company

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31 2000 audited financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                                 PROLOGUE
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -DISCONTINUED OPERATIONS

  Discontinued Operations - The accompanying financial statements reflect the Company re-entering into a new development stage on May 1, 1991 as a result of management's decision to discontinue the former operations of the Company.

NOTE 3 - CAPITAL STOCK

  During 1983 Prologue filed a Registration Statement with the Utah Securities Commission and completed a public sale of 5,000,000 shares of stock. In 1987 a wholly-owned subsidiary named Bio-Clean was formed. On November 23, 1987 600,000 shares of Prologue stock was issued to Kapitol Klean-All of Phoenix, AZ as partial consideration for some equipment and solvent. Because of blatent defects in the equipment all activities were terminated and Bio-Clean was dissolved on May 1, 1991. On June 14, 1988, 1,500,000 shares of Prologue stock was issued to an officer of Prologue in lieu of wages for services rendered in behalf of the Company.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001 the Company has available unused operating loss carryforwards of approximately $11,500, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,800 as of June 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during the six months ended June 30, 2001.

                                 PROLOGUE
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended June 30, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value. During the three months ended June 30, 2001 $600 was contributed to pay company expenses.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 2001 and from the re-entering of development stage on May 1, 1991 through June 30, 2001:
                                                                    From the
                                                                 Re-entering of
                          For the Three          For the Six       Development
                           Months Ended          Months Ended    Stage on May 1,
                             June 30,               June 30,      1991, Through
                       _____________________ _____________________  June 30,
                          2001       2000       2001       2000       2001
                       __________ __________ __________ __________ __________
  Loss from continuing
    operations available
    to common stock
    holders (numerator) $   (675)   $      -   $ (2,175)  $ (2,845)  $(11,560)
                       __________ __________ __________ __________ __________
  Weighted average
    number of common
    shares outstanding
    used in earnings
    per share during
    the period         50,000,000 50,000,000 50,000,000 50,000,000 35,192,782
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

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED JUNE 30, 2001 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three month period ended June 30, 2001, general and administrative expenses were $675. The expenses relate primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended June 30, 2001 and 2000 (Unaudited).

    Net losses for the periods ended June 30, 2001 and 2000 were
    $0.00 per share each quarter.  For the current   fiscal year,
    the President has agreed to pay, if necessary, the  expenses
    associated  with the   10-QSB and   10-KSB  filings for  the
    calendar year 2001.  The  Company anticipates  that  until a
    business   combination   is completed   with  an acquisition
    candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                                      Prologue

Date: August 13, 2001                By /s/ Allen L. Avery
                                        Allen L. Avery, President