Form 10QSB
period 2001-09-30
PROLOGUE
filed 2001-11-14
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock As of November 14, 2001

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements








                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE

      -  Unaudited Condensed Balance Sheets, September 30,
             2001 and December 31, 2000                               2


      -  Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30, 2001
             and 2000 and from the re-entering of the development
             stage on May 1, 1991 through September 30, 2001          3

      -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2001 and 2000
             and from the re-entering of the development stage
             on May 1, 1991 through September 30, 2001                4


      -  Notes to Unaudited Condensed Financial Statements        5 - 7

                                 PROLOGUE
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS

                                [Unaudited]

                                  ASSETS


                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      300   $      725
                                         ___________  ___________
        Total Current Liabilities                300          725
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value               9,639        6,239
  Retained deficit                           (47,579)     (47,579)
  Deficit accumulated during the
    development stage                        (12,360)      (9,385)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                             (300)        (725)
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________







Note:The Balance Sheet as of December 31, 2000, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]


                    CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                                                                From the
                                                              Re-entering of
                          For the Three       For the Nine     Development
                           Months Ended       Months Ended   Stage on May 1,
                           September 30,      September 30,    1991, Through
                       ___________________  __________________ September 30,
                           2001     2000      2001      2000       2001
                       _________  ________  ________  ________  _________
REVENUE                $      -   $     -   $     -   $     -   $      -

COST OF SALES                 -         -         -         -          -
                       _________  ________  ________  ________  _________
GROSS PROFIT                  -         -         -         -          -

EXPENSES:
  General and
   Administrative           800     1,140     2,975     3,985     12,360
                       _________  ________  ________  ________  _________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES      (800)   (1,140)   (2,975)   (3,985)   (12,360)

CURRENT TAX EXPENSE           -         -         -         -          -

DEFERRED TAX EXPENSE          -         -         -         -          -
                       _________  ________  ________  ________  _________
NET LOSS               $   (800)  $(1,140)  $(2,975)  $(3,985)  $(12,360)
                       _________  ________  ________  ________  _________

LOSS PER COMMON SHARE  $   (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.00)
                       _________  ________  ________  ________  _________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                    CONDENSED STATEMENTS OF CASH FLOWS

                                [Unaudited]
                                                                 From the
                                                              Re-entering of
                                             For the Nine      Development
                                             Months Ended     Stage on May 1,
                                             September 30,     1991, Through
                                           __________________  September 30,
                                              2001     2000        2001
                                           _________  _______  ___________
Cash Flows From Operating
  Activities:
 Net loss                                  $  (2,975)$(3,985)  $  (12,360)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses                                -    2,825        1,035
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable     (425)   1,140          300
                                           _________  _______  ___________
     Net Cash Provided (Used) by
       Operating Activities                   (3,400)   (20)      (11,025)
                                           _________  _______  ___________
Cash Flows From Investing:
  Purchase of Investment                           -        -            -
                                           _________  _______  ___________
        Net Cash Flows (Used) by
          Investing Activities                     -        -            -
                                           _________  _______  ___________
Cash Flows From Financing Activities:
  Contributed capital                          3,400        -       11,025
                                           _________  _______  ___________
     Net Cash Provided by Financing
       Activities                              3,400        -       11,025
                                           _________  _______  ___________
Net Increase (Decrease) in Cash                    -     (20)            -

Cash at Beginning of Period                        -       20            -
                                           _________  _______  ___________
Cash at End of Period                      $       -  $     -  $         -
                                           _________  _______  ___________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                $       -  $     -  $         -
   Income taxes                            $       -  $     -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended September 30, 2001
     An officer/shareholder of the Company paid expenses totaling $3,400 on behalf of the Company, which has been recorded as a contribution to capital.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
  Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB   109   requires  the  Company  to  provide  a   net   deferred   tax
  asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. As of September 30, 2001 the Company has available unused operating loss carryforwards of approximately $12,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,000 as of September 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,000 during the nine months ended September 30, 2001.

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended September 30, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value. During the nine months ended September 30, 2001 $3,400 was contributed to pay company expenses.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the:
                                                                       From the
                                                                Re-entering of
                         For the Three         For the Nine      Development
                          Months Ended         Months EndedStage  on May 1,
                          September 30,        September 30,1991,  Through
                     _____________________ _____________________ September 30,
                         2001      2000       2001       2000       2001
                     __________ __________ __________ __________ __________
Loss from continuing
  operations
  available to
  common stock
  holders
  (numerator)        $    (800) $  (1,140) $  (2,975) $  (3,985) $ (12,360)
                     __________ __________ __________ __________ __________
Weighted average
  number of common
  shares outstanding
  used in earnings
  per share
  during the
  period             50,000,000 50,000,000 50,000,000 50,000,000 35,550,802
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

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED SEPTEMBER 30, 2001 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three month period ended September 30, 2001, general and administrative expenses were $800. The expenses relate primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended September 30, 2001 and 2000
    (Unaudited).

    Net losses for the periods ended September, 2001 and 2000 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2001. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company will have sufficient cash (through verbal commitments of its president) to meet the anticipated needs of the Company's operations through at least the first calendar quarter of 2002.
     However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

                                      Prologue

Date: November 14, 2001                By /s/ Allen L. Avery
                                        Allen L. Avery, President