Form 10KSB
period 2001-12-31
PROLOGUE
filed 2002-03-29
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10KSB

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d)of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 2001.

[   ] Transition  report  under section 13 or 15(d)  of  the  Securities
      Exchange Act of 1934 for the transition period from ______________ to _______________. Not Applicable

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

The issuer's revenues for the fiscal year ended December 31, 2001, were None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

 $160,200 (March 15, 2002, $0.02 Bid X 8,010,000 shares.)

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                              Not Applicable


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,000,000, March 15,2002.

                  DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospects filed pursuant to Rule 424(b)or(c)of the Securities Act of 1933 (Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


1
<PAGE<



                      TABLE OF CONTENTS



                             PART I

ITEM NUMBER AND CAPTION                    TOTAL NUMBER OF PAGES


ITEM   1.DESCRIPTION OF BUSINESS                           3 - 9

ITEM   2.DESCRIPTION OF PROPERTY                               9

ITEM   3.LEGAL PROCEEDINGS                                     9

ITEM   4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  10

                             PART II

ITEM   5.MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND OTHER SHAREHOLDER MATTERS          10

ITEM   6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         OR PLAN OF OPERATIONS                                11

ITEM   7.FINANCIAL STATEMENTS                            12 - 22

ITEM   8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                23

                            PART III

ITEM   9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT                                  23 - 24

ITEM  10.EXECUTIVE COMPENSATION                               25

ITEM  11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
       MANAGEMENT                                             25

ITEM  12.CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS         26

ITEM  13.EXHIBITS AND REPORTS ON FORM 8-K                     26

Signatures                                                    27

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



                             PART II

     ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
           COMMON EQUITY AND OTHER SHAREHOLDER MATTERS




                                                  Bid     Ask

     First quarter for calendar year 2001        $0.02   $0.04

     Second quarter for calendar year 2001       $0.02   $0.04

     Third quarter for calendar year 2001	       $0.02   $0.04

     Fourth quarter for calendar year 2001       $0.02   $0.04



     As of March 15, 2002 the Company had approximately 407 shareholders of record. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. The registrant filed a public stock offering with the Utah Securities and Exchange Commission effective April 15, 1983 under a 3(a)(11) Intra-State Exemption from the Securities Act of 1933.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                      OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED DECEMBER 31,
2001

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. Net losses for 2001 ($3,650) and 2000 ($5,295) are general and administrative expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    Calendar year ended December 31, 2001 and 2000 (audited).

    Net  losses for the years 2001 and 2000 have been  $0.00  per
    share.   For  the  current  fiscal year,  the  President  has
    agreed to, if necessary, pay for the 10-QSB and 10-KSB filings for the calendar year 2001 and 2002. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the first calendar quarter of 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM  7.FINANCIAL STATEMENTS






                                 PROLOGUE
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      14


        -  Balance Sheet, December 31, 2001                  15


        -  Statements of Operations, for the
            years ended December 31, 2001 and
            2000 and from the re-entering of
            the development stage on May 1, 1991
            through December 31, 2001                        16


        -  Statement of Stockholders' Equity
            (Deficit), from the re-entering
            of the development stage on
            May 1, 1991 through December 31, 2001        17 - 18


        -  Statements of Cash Flows, for the
            years ended December 31, 2001
            and 2000 and from the re-entering
            of the development stage on
            May 1, 1991 through December 31, 2001            19


        -  Notes to Financial Statements                 20 - 22

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
PROLOGUE
Salt Lake City, Utah

We have audited the accompanying balance sheet of Prologue [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from the re-entering of the development stage on May 1, 1991 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Prologue as of December
31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from the re-entering of development stage on May 1, 1991 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since inception, has insufficient working capital, and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 4, 2002
Salt Lake City, Utah

                                 PROLOGUE
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS


                                                       December 31,
                                                            2001
                                                       ___________
CURRENT ASSETS:
  Cash in bank                                          $        -
                                                       ___________
        Total Current Asset                                      -
                                                       ___________

                                                        $        -
                                                      ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                      $      325
                                                       ___________
        Total Current Liabilities                              325
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and outstanding                50,000
  Capital in excess of par value                           10,289
  Retained deficit                                        (47,579)
  Deficit accumulated during the development stage        (13,035)
                                                       ___________
        Total Stockholders' Equity (Deficit)                 (325)
                                                       ___________
                                                        $        -
                                                      ____________











 The accompanying notes are an integral part of this financial statement.

                                 PROLOGUE
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS



                                                       From the
                                                     Re-entering of
                                    For the         the Development
                                  Years Ended       Stage on May 1,
                                  December 31,        1991 Through
                              ___________________     December 31,
                                 2001      2000           2001
                               ________  ________   ______________
REVENUE                        $      -  $      -    $           -

COST OF SALES                         -         -                -
                               ________  ________   ______________
GROSS PROFIT                          -         -                -

EXPENSES:
  General and Administrative    (3,650)   (5,295)         (13,035)
                               ________  ________   ______________

LOSS FROM OPERATONS
  BEFORE INCOME TAXES           (3,650)   (5,295)         (13,035)

CURRENT TAX EXPENSE                   -         -                -

DEFERRED TAX EXPENSE                  -         -                -
                               ________  ________   ______________

NET LOSS                       $(3,650)  $(5,295)    $    (13,035)
                               ________  ________   ______________

LOSS PER COMMON SHARE          $  (.00)  $  (.00)     $    (.00)
                               ________  ________   ______________

















The accompanying notes are an integral part of these financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   MAY 1, 1991 THROUGH DECEMBER 31, 2001


                                                              Deficit
                                           Capital            Accumulated
                           Common Stock      in      During   the
                       ___________________ Excess of Retained Development
                         Shares    Amount  Par Value Deficit  Stage
                       __________  _______  ______  ________  ________
BALANCE,
  May 1, 1991           8,600,000    8,600  38,979   (47,579)       -

Net loss for the
  period ended
  December 31, 1991             -        -       -         -       -
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1991     8,600,000    8,600  38,979   (47,579)    -

Net loss for the
  year ended
  December 31, 1992             -        -       -         -       -
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1992     8,600,000    8,600  38,979   (47,579)       -

Net loss for the
  year ended
  December 31, 1993             -        -       -         -   (790)
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1993     8,600,000    8,600  38,979   (47,579)   (790)

Issuance of
  41,400,000 shares
  common stock for
  services at
  $0.000025 per share
  December 1994        41,400,000   41,400 (40,365)        -       -

Net loss for the year ended
  December 31, 1994             -        -       -         -   (245)
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1994    50,000,000   50,000  (1,386)  (47,579)  (1,035)

Contribution
  of capital                    -        -   1,925         -       -

Net loss for the
  year ended
  December 31, 1995             -        -       -         -   (1,925)
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1995    50,000,000   50,000     539   (47,579)  (2,960)

Contribution
  of capital                    -        -     110         -       -

Net loss for the
  year ended
  December 31, 1996             -        -       -         -    (110)
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1996    50,000,000   50,000     649   (47,579)  (3,070)

Contribution
  of capital                    -        -     710         -        -

Net loss for the
  year ended
  December 31, 1997             -        -       -         -     (710)
                       __________  _______  ______  ________  ________

BALANCE,
  December 31, 1997    50,000,000   50,000   1,359   (47,579)  (3,780)

Contribution
  of capital                    -        -     115         -        -

Net loss for the
  year ended
  December 31, 1998             -        -       -         -     (115)
                       __________  _______  ______  ________  ________

                                [Continued]

                                 PROLOGUE
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   MAY 1, 1991 THROUGH DECEMBER 31, 2001

                                [Continued]


                                                              Deficit
                                           Capital            Accumulated
                           Common Stock      in      During   the
                       ___________________ Excess of Retained Development
                         Shares    Amount  Par Value Deficit  Stage
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 1998    50,000,000   50,000   1,474   (47,579)   (3,895)

Contribution
  of capital                    -        -     215         -         -

Net loss for the
  year ended
  December 31, 1999             -        -       -         -      (195)
                       __________  _______  ______  ________  ________

BALANCE,
  December 31, 1999    50,000,000   50,000   1,689   (47,579)   (4,090)

Contribution
  of capital                    -        -   4,550         -         -

Net loss for the
  year ended
  December 31, 2000             -        -       -         -    (5,295)
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 2000    50,000,000   50,000   6,239   (47,579)   (9,385)

Contribution
  of capital                    -        -   4,050         -         -

Net loss for the
  year ended
  December 31, 2001             -        -       -         -    (3,650)
                       __________  _______  ______  ________  ________
BALANCE,
  December 31, 2001    50,000,000 $ 50,000 $10,289  $(47,579) $(13,035)
                       __________  _______  ______  ________  ________




















 The accompanying notes are an integral part of this financial statement.

                                 PROLOGUE
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                                   From the
                                                               Re-entering of
                                              For the         the Development
                                            Years Ended        Stage on May 1,
                                            December 31,        1991 Through
                                         ___________________    December 31,
                                           2001      2000            2001
                                         ________  _________        ________


Cash Flows From Operating Activities:
  Net loss                             $   (3,650)  $(5,295)       $(13,035)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
     Noncash expense - stock
      issued for services                       -         -           1,035
     Change in assets and liabilities:
       Increase (decrease)
        in accounts payable                  (400)      725             325
                                         ________  _________        ________
        Net Cash Flows (Used) by
          Operating Activities             (4,050)   (4,570)        (11,675)
                                         ________  _________        ________

Cash Flows From Investing Activities            -         -               -
                                         ________  _________        ________
        Net Cash Flows (Used) by
          Investing Activities                  -         -               -
                                         ________  _________        ________

Cash Flows From Financing Activities:
  Contribution of capital                   4,050     4,550          11,675
                                         ________  _________        ________

        Net Cash Flows Provided by
          Financing Activities              4,050     4,550          11,675
                                         ________  _________        ________
Net Increase (Decrease) in Cash                 -       (20)              -

Cash at Beginning of Period                     -        20               -
                                         ________  _________        ________
Cash at End of Period                     $     -   $     -         $     -
                                         ________  _________        ________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $   -     $     -         $    -
    Income taxes                 $     -   $     -     $         -


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2001:
     None

  For the year ended December 31, 2000:
     None

  For  the  period from the re-entering of development stage on May 1,  1991 through December 31, 1999:
    The Company issued 41,400,000 shares of its common stock for services valued at $1,035.



   The accompanying notes are an integral part of these financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Utah on October 14, 1982 and was previously engaged in a sales and marketing business. The Company currently has no ongoing operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is currently seeking business opportunities or potential business acquisitions.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification  - The financial statements for years prior  to  December
  31,   2001  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2001 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

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

NOTE 3 - CAPITAL STOCK [Continued]

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $13,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,400 as of December 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,200 during 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended December 31, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $4,050 and $4,550 during the years ended December 31, 2001 and 2000.

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001 and 2000 and from the re-entering of the development stage on May 1, 1991 through December 31, 2001:

                                                         From the
                                                       Re-entering of
                                       For the         the Development
                                     Years Ended       Stage on May 1,
                                     December 31,      1991 Through
                                 _____________________  December 31,
                                     2001     2000        2001
                                 ________   __________   ___________
    Loss from continuing
      operations available
      to common stock
      holders (numerator)        $(3,650)     $(5,295)   $  (13,035)
                                 ________   __________   ___________
    Weighted average number
      of common shares
      outstanding used in
      earnings per share
      during the period
      (denominator)            50,000,000   50,000,000    35,891,917
                               __________   __________   ___________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                            PART III

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.






                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS

     The directors and executive officers currently serving the Company are as follows:

        NAME            AGE      POSITION            SINCE

        ALLEN AVERY      65      DIRECTOR             1994

        BILL ROSS        55      DIRECTOR             1986

        STAN ADAMS       55      DIRECTOR             1999

        ALLEN AVERY              PRESIDENT            1999

        BILL ROSS                VICE PRESIDENT       1999

        STAN ADAMS               SECRETARY/TREASURER  1999

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


TRANSFER AGENT

     American Registrar and Transfer Company, 342 East 9th South,
     Salt Lake City, Utah 84111.

REPORTS TO STOCKHOLDERS

     The Company plans to furnish its stockholders with an annual report for each fiscal year containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another company, it is the present intention of
     management   to  continue  furnishing  annual   reports   to
     stockholders.   The  Company  intends  to  comply  with  the
     periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements, and to file unaudited quarterly reports and annual reports with audited financial statements as required by the Securities Exchange Act of 1934. The President has agreed to pay the 10-QSB expenses, if necessary, for calendar year 2002. Ther have been no reports on 8-K.


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


     Dated: March 27, 2001
     Prologue


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

                    Date:  March 27, 2001

                    By:   /s/ Bill Ross
                    Bill Ross, Vice President and Director

	              Date:   March 27, 2001

                    By:  /s/ Stan Adams
                    Stan Adams, Secretary-Treasurer and Director

                    Date:   March 27, 2001