Form 10QSB
period 2002-03-31
PROLOGUE
filed 2002-05-15
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the  past  90  days.   Yes X     No __


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.  Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock As of May 9, 2002

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements



                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

       -    Unaudited Condensed Balance Sheets,
             March 31, 2002 and December 31, 2001                    4


       -    Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2002
             and 2001 and from the re-entering of the
             development stage on May 1, 1991 through
             March 31, 2002                                          5

       -    Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2002
             and 2001 and from the re-entering of the
             development stage on May 1, 1991 through
             March 31, 2002                                          6


       -   Notes to Unaudited Condensed Financial Statements      7 - 9

                                 PROLOGUE
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $        -
  Prepaid expenses                               170            -
                                         ___________  ___________
    Total Current Assets                         170            -
                                         ___________  ___________
                                          $      170   $        -
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      325
                                         ___________  ___________
    Total Current Liabilities                      -          325
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value              12,114       10,289
  Retained deficit                          (47,579)     (47,579)
  Deficit accumulated during the
    development stage                       (14,365)     (13,035)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)         170        (325)
                                         ___________  ___________
                                          $      170   $        -
                                        ____________ ____________







Note:The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                          From the
                                                       Re-entering of
                                       For the Three    Development
                                        Months Ended  Stage on May 1,
                                         March 31,     1991, Through
                                     _________________   March 31,
                                       2002     2001        2002
                                     ________  _______   __________
REVENUE                              $      - $      -    $      -

COST OF SALES                               -        -           -
                                     ________  _______   __________
GROSS PROFIT                                -        -           -

EXPENSES:
  General and administrative            1,330    1,500      14,365
                                     ________  _______   __________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                  (1,330) (1,500)    (14,365)

CURRENT TAX EXPENSE                         -        -           -

DEFERRED TAX EXPENSE                        -        -           -
                                     ________  _______   __________
NET LOSS                             $(1,330) $(1,500)    $(14,365)
                                     ________  _______   __________

LOSS PER COMMON SHARE                $  (.00) $  (.00)    $  (.00)
                                     ________  _______   __________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                             From the
                                                          Re-entering of
                                           For the Three    Development
                                            Months Ended    Stage on May 1,
                                              March 31,    1991, Through
                                         __________________  March 31,
                                            2002     2001      2002
                                         ________  ________  ________
Cash Flows From Operating Activities:
 Net loss                                $ (1,330) $(1,500) $ (14,365)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Non-cash expense - stock
    issued for services rendered                -        -      1,035
   Changes in assets and liabilities:
    (Increase) in prepaid expenses           (170)       -       (170)
    (Decrease) in accounts payable           (325)    (725)         -
                                         ________  ________  ________
     Net Cash Provided (Used)
      by Operating Activities              (1,825)  (2,225)   (13,500)
                                         ________  ________  ________
Cash Flows From Investing Activities:
  Purchase of Investment                        -        -          -
                                         ________  ________  ________
     Net Cash Flows (Used)
      by Investing Activities                   -        -          -
                                         ________  ________  ________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance            -        -          -
 Contribution capital                       1,825    2,225     13,500
                                         ________  ________  ________
     Net Cash Provided by
      Financing Activities                  1,825    2,225     13,500
                                         ________  ________  ________
Net Increase (Decrease) in Cash                 -        -          -

Cash at Beginning of Period                     -        -          -
                                         ________  ________  ________
Cash at End of Period                      $    -   $    -   $      -
                                         ________  ________  ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $    -   $    -   $     -
   Income taxes                            $    -   $    -   $     -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2002:
     None

  For the period ended March 31, 2001:
     None

  For  the  period from the re-entering of development stage on May 1,  1991 through March 31, 2002:
    The Company issued 41,400,000 shares of its common stock for services valued at $1,035.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Utah on October 14, 1982 and was previously engaged in a sales and marketing business. The Company currently has no on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

  Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $14,400, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,900 and $4,400 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $500 during the three months ended March 31, 2002.

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended March 31, 2002 and 2001, the Company did not pay any compensation to any officer/directors of the Company.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $1,825 and $2,225 during the three months ended March 31, 2002 and 2001.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:
                                                                 From the
                                                              Re-entering of
                                             For the Three      Development
                                              Months Ended    Stage on May 1,
                                                March 31,     1991, Through
                                         _____________________   March 31,
                                             2002       2001        2002
                                         __________  __________  __________
  Loss from continuing operations
   available to common  stockholders
   (numerator)                             $(1,330)  $ (1,500)   $(14,365)
                                         __________  __________  __________
  Weighted average number of common
   shares outstanding used in
   earnings per share during the
   period (denominator)                  50,000,000  50,000,000  36,210,384
                                         __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED MARCH 31, 2002 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three
     month   period   ended   March 31, 2002,  general  and
     administrative expenses were $1,330. The expenses relate primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended March 31, 2002 and 2001
    (Unaudited).

    Net losses per share for the periods ended March, 2002 and 2001 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2002. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                                      Prologue




Date: May 14, 2002                By /s/ Allen L. Avery
                                        Allen L. Avery, President