Form 10QSB
period 2002-06-30
PROLOGUE
filed 2002-08-14
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock As of June 30, 2002

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements




                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE


        -  Unaudited Condensed Balance Sheets, June 30,
            2002 and December 31, 2001                                 4


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2002
            and 2001 and from the re-entering of the development
            stage on May 1, 1991 through June 30, 2002                 5

        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2002 and 2001
            and from the re-entering of the development stage
            on May 1, 1991 through June 30, 2001                       6


        -  Notes to Unaudited Condensed Financial Statements         7 - 9

                            PROLOGUE
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                           June 30,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $        -
  Prepaid expenses                                 -            -
                                         ___________  ___________
     Total Current Assets                          -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $       60   $      325
                                         ___________  ___________
     Total Current Liabilities                    60          325
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value              12,774       10,289
  Retained deficit                          (47,579)     (47,579)
  Deficit accumulated during the
    development stage                       (15,255)     (13,035)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)        500        (325)
                                         ___________  ___________
                                          $      500   $        -
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

                            PROLOGUE
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                    From the
                                                                   Re-entering
                                                                       of
                                                                   Development
                                                                    Stage on
                            For the Three        For the Six          May 1,
                             Months Ended       Months Ended           1991
                               June 30,            June 30,          Through
                         __________________   ___________________    June 30,
                            2002      2001      2002       2001        2002
                         ________   _______   ________   ________   _________
REVENUE                  $     -  $      -   $      -    $     -     $      -

COST OF SALES                  -         -          -          -            -
                         ________   _______   ________   ________   _________
GROSS PROFIT                   -         -          -          -            -

EXPENSES:
  General and
    administrative           890       675      2,220      2,175       15,255
                         ________   _______   ________   ________   _________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES       (890)     (675)    (2,220)    (2,175)     (15,255)

CURRENT TAX EXPENSE            -         -          -          -            -

DEFERRED TAX EXPENSE           -         -          -          -            -
                         ________   _______   ________   ________   _________
NET LOSS                  $ (890)   $ (675)   $(2,220)   $(2,175)    $(15,255)
                         ________   _______   ________   ________   _________

LOSS PER COMMON SHARE  $   (.00)      $ (.00)  $ (.00) $  (.00)  $    (.00)
                         ________   _______   ________   ________   _________











 The accompanying notes are an integral part of these unaudited condensed financial statements.

                            PROLOGUE
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From the
                                                                Re-entering
                                                                    of
                                                                Development
                                            For the Six           Stage on
                                            Months Ended         May 1,1991
                                              June 30,            Through
                                         ____________________     June 30,
                                             2002      2001         2002
                                         _________  _________    _________
Cash Flows From Operating Activities:
 Net loss                                $ (2,220)  $ (2,175)    $ (15,255)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash expense - stock
   issued for services rendered                 -          -         1,035
  Changes in assets and liabilities:
    (Increase) in prepaid expenses              -          -             -
    Increase (decrease) in
     accounts payable                        (265)      (650)           60
                                         _________  _________    _________
     Net Cash Provided (Used)
      by Operating Activities              (2,485)    (2,825)      (14,160)
                                         _________  _________    _________
Cash Flows From Investing Activities:
  Purchase of Investment                        -          -             -
                                         _________  _________    _________
     Net Cash Flows Provided
      by Investing Activities                   -          -             -
                                         _________  _________    _________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance            -          -             -
 Contribution capital                       2,485      2,825        14,160
                                         _________  _________    _________
     Net Cash Provided
      by Financing Activities               2,485      2,825             -
                                         _________  _________    _________
Net Increase (Decrease) in Cash                 -          -             -

Cash at Beginning of Period                     -          -             -
                                         _________  _________    _________
Cash at End of Period                     $     -   $      -     $       -
                                         _________  _________    _________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                               $     -   $      -     $       -

   Income taxes                           $     -   $      -     $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the six months ended June 30, 2002:
     None

  For the six months ended June 30, 2001:
     None

  For the period from the re-entering of development stage on May
     1, 1991 through June 30, 2002:
    The Company issued 41,400,000 shares of its common stock for services valued at $1,035.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

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

NOTE 3 - CAPITAL STOCK

  During 1983 Prologue filed a Registration Statement with the Utah Securities Commission and completed a public sale of 5,000,000 shares of stock. In 1987 a wholly owned subsidiary named Bio-Clean was formed. On November 23, 1987 600,000 shares of Prologue stock were issued to Kapitol Klean-All of Phoenix, AZ as partial consideration for some equipment and solvent. Because of latent defects in the equipment all activities were terminated and Bio-Clean was dissolved on May 1, 1991. On June 14, 1988, 1,500,000 shares of Prologue stock was issued to an officer of Prologue in lieu of wages for services rendered in behalf of the Company.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $15,200, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,100 and $4,400 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $700 during the six months ended June 30, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended June 30, 2002 and 2001, the Company did not pay any compensation to any officer/directors of the Company.

                            PROLOGUE
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $2,485 and $2,825 during the six months ended June 30, 2002 and 2001.

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

NOTE 7 - LOSS PER SHARE

  The  following data show the amounts used in computing  loss  per share and the effect on income and the weighted average number of shares  of  dilutive  potential  common  stock  for  the  periods presented:
                                                                   From the
                                                                Re-entering of
                        For the Three      For the Six            Development
                         Months Ended      Months Ended         Stage on May 1,
                           June 30,          June 30,             1991, Through
                    ______________________  _____________________    June 30,
                         2002       2001        2002       2001        2002
                    __________  __________  __________  _________  ___________
  Loss from continuing
   operations available
   to common stock
   holders
   (numerator)         $ (890)    $ (675)    $ (2,220)  $ (2,175)   $ (15,255)
                    __________  __________  __________  __________  __________
  Weighted average
   number ofcommon
   shares outstanding
   used in earnings
   per share during
   the period
   (denominator)    50,000,000  50,000,000  50,000,000  50,000,000  36,518,097
                    __________  __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED JUNE 30, 2002 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three
     month   period   ended   June 30, 2002,  general  and
     administrative expenses were  $890.   The  expenses relate
     primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended June 30, 2002 and 2001
    (Unaudited).

    Net losses per share for the periods ended June 30, 2002 and 2001 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2002. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                                      Prologue




Date: August 14, 2002                By /s/ Allen L. Avery
                                        Allen L. Avery, President








                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prologue (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen L. Avery, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Allen L. Avery
Chief Executive Officer and Chief Financial Officer
August 14, 2002