Form 10QSB
period 2002-09-30
PROLOGUE
filed 2002-11-14
CIK 1108699

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
50,000,000 shares of Common Stock As of September 30, 2002

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements




                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -  Unaudited Condensed Balance Sheets,
            September 30, 2002 and December 31, 2001               4


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2002 and 2001 and from the
            re-entering of the development stage on
            May 1, 1991 through September 30, 2002                 5

        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002
            and 2001 and from the re-entering of the
            development stage on May 1, 1991 through
            September 30, 2002                                     6


        -  Notes to Unaudited Condensed Financial Statements     7 - 9

                                 PROLOGUE
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
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
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value              13,504       10,289
  Retained deficit                          (47,579)     (47,579)
  Deficit accumulated during the
    development stage                       (15,925)     (13,035)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)           -        (325)
                                         ___________  ___________
                                          $        -   $        -
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

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                   From the
                                                                Re-entering of
                         For the Three       For the Nine        Development
                         Months Ended        Months Ended      Stage on May 1,
                         September 30,       September 30,       1991 Through
                       _________________   __________________    September 30,
                         2002     2001       2002      2001         2002
                       _______  ________   ________  ________     _________
REVENUE                $     -  $     -    $     -   $     -      $      -

COST OF SALES                -        -          -         -             -
                       _______  ________   ________  ________     _________
GROSS PROFIT                 -        -          -         -             -

EXPENSES:
  General and
   administrative         670       800      2,890     2,975        15,925
                       _______  ________   ________  ________     _________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES    (670)     (800)    (2,890)   (2,975)      (15,925)

CURRENT TAX EXPENSE         -         -          -         -             -

DEFERRED TAX EXPENSE        -         -          -         -             -
                       _______  ________   ________  ________     _________
NET LOSS               $ (670)  $  (800)   $(2,890)  $(2,975)     $(15,925)
                       _______  ________   ________  ________     _________

LOSS PER COMMON SHARE  $ (.00)  $  (.00)   $  (.00)  $  (.00)     $   (.00)
                       _______  ________   ________  ________     _________


















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 From the
                                                              Re-entering of
                                          For the Nine         Development
                                          Months Ended       Stage on May 1,
                                          September 30,      1991, Through
                                        __________________    September 30,
                                          2002      2001          2002
                                        _______    _______      _________
Cash Flows From Operating Activities:
 Net loss                              $(2,890)   $(2,975)     $ (15,925)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash expense - stock
   issued for services rendered              -          -          1,035
  Changes in assets and liabilities:
    (Increase) in prepaid expenses           -          -              -
    Increase (decrease) in
      accounts payable                    (325)      (425)             -
                                        _______    _______      _________
     Net Cash Provided (Used)
      by Operating Activities           (3,215)    (3,400)       (14,890)
                                        _______    _______      _________
Cash Flows From Investing Activities:
  Purchase of Investment                     -          -              -
                                        _______    _______      _________
     Net Cash Flows Provided
      by Investing Activities                -          -              -
                                        _______    _______      _________
Cash Flows From Financing Activities:
 Proceeds from common stock issuance         -          -              -
 Contribution capital                    3,215      3,400         14,890
                                        _______    _______      _________
     Net Cash Provided
      by Financing Activities            3,215      3,400         14,890
                                        _______    _______      _________
Net Increase (Decrease) in Cash              -          -              -

Cash at Beginning of Period                  -          -              -
                                        _______    _______      _________
Cash at End of Period                   $    -     $    -       $      -
                                        _______    _______      _________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $    -     $    -       $      -
   Income taxes                         $    -     $    -       $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2002:
     None

  For the nine months ended September 30, 2001:
     None

  For the period from the re-entering of development stage on May 1, 1991 through September 30, 2002:
    The Company issued 41,400,000 shares of its common stock for services valued at $1,035.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September
  30,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2002 financial statements.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $15,900, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,400 and $4,400 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,000 during the nine months ended September 30, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended September 30, 2002 and 2001, the Company did not pay any compensation to any officer/directors of the Company.

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

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $3,215 and $3,400 during the nine months ended September 30, 2002 and 2001.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:
                                                                      From the
                                                                    Re-entering
                                                                        of
                                                                    Development
                                                                     Stage on
                           For the Three        For the Nine          May 1,
                           Months Ended         Months Ended           1991
                           September 30,        September 30,         Through
                       ____________________  ______________________  September
                         2002       2001        2002        2001      30, 2002
                       ________  __________  __________  __________  __________
  Loss from continuing
  operations available
  to common stock
  holders  (numerator) $  (670)  $   (800)   $  (2,890)  $  (2,975)  $ (15,925)
                       ________  __________  __________  __________  __________
  Weighted average
  number of common
  shares outstanding
  used in earnings
  per share during
  the period
  (denominator)      50,000,000  50,000,000  50,000,000  50,000,000  36,518,097
                     __________  __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED SEPTEMBER 30, 2002 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three
     month   period   ended   September 30, 2002,  general  and
     administrative expenses were  $670.   The  expenses relate
     primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended September 30, 2002 and 2001
    (Unaudited).

    Net losses per share for the periods ended September 30, 2002 and 2001 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2002. The Company anticipates that
    until   a  business   combination   is  completed   with  an
    acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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


Item 3.  Controls and Procedures

     Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of Prologue's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prologue's discloure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in Prologue's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  PART II - OTHER INFORMATION




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

                                      Prologue




Date: November 14, 2002                By /s/ Allen L. Avery
                                        Allen L. Avery, President








                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prologue (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen L. Avery, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Allen L. Avery
Chief Executive Officer and Chief Financial Officer
November 14, 2002

                              CERTIFICATIONS

I, Allen L. Avery, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  1.    I  have reviewed this quarterly Report on Form 10-QSB of Prologue;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                               By /s/ Allen L. Avery, President
                                Allen L. Avery, President
                               (Principal Executive and Financial Officer)