Form 10KSB
period 2002-12-31
PROLOGUE
filed 2003-03-26
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10KSB

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d)of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 2002.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

The issuer's revenues for the fiscal year ended December 31, 2002, were None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

 $80,100 (March 14, 2003, $0.01 Bid X 8,010,000 shares.)

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                              Not Applicable


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,000,000, March 14, 2003.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      TABLE OF CONTENTS



                             PART I

ITEM NUMBER AND CAPTION                    TOTAL NUMBER OF PAGES


ITEM   1.DESCRIPTION OF BUSINESS                          3 - 10

ITEM   2.DESCRIPTION OF PROPERTY                              10

ITEM   3.LEGAL PROCEEDINGS                                    10

ITEM   4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  11

                             PART II

ITEM   5.MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND OTHER SHAREHOLDER MATTERS          11

ITEM   6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         OR PLAN OF OPERATIONS                                11

ITEM   7.FINANCIAL STATEMENTS                            12 - 22

ITEM   8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                23

                            PART III

ITEM   9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT                                  23 - 24

ITEM  10.EXECUTIVE COMPENSATION                               25

ITEM  11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
       MANAGEMENT                                             25

ITEM  12.CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS         26

ITEM  13.EXHIBITS AND REPORTS ON FORM 8-K                     26

ITEM  14.CONTROLS AND PROCEDURES                              27

Signatures                                                    27

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

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with a business plan regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projection, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or

INVESTIGATION   AND   SELECTION  OF  BUSINESS   OPPORTUNITIES   -
     [CONTINUED]

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



                             PART II

 ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
           COMMON EQUITY AND OTHER SHAREHOLDER MATTERS




                                                  Bid     Ask

     First quarter for calendar year 2002        $0.01   $0.02

     Second quarter for calendar year 2002       $0.01   $0.02

     Third quarter for calendar year 2002        $0.01   $0.02

     Fourth quarter for calendar year 2002       $0.01   $0.02



     As of March 15, 2003 the Company had approximately 407 shareholders of record. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. The registrant filed a public stock offering with the Utah Securities and Exchange Commission effective April 15, 1983 under a 3(a)(11) Intra-State Exemption from the Securities Act of 1933.



 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                      OR PLAN OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED
   DECEMBER 31,2002

     The Company remains in the development stage and has no revenues. Current expenses are being paid by the president, Allen Avery, including the costs of becoming a reporting company under the Securities Exchange Act of 1934. Management is hopeful that becoming a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. Net losses for 2002 ($3,625) and 2001 ($3,650) are general and administrative expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    Calendar year ended December 31, 2002 and 2001 (audited).

    Net  losses for the years 2002 and 2001 have been  $0.00  per
    share.   For  the  current  fiscal year,  the  President  has
    agreed to, if necessary, pay for the 10-QSB and 10-KSB filings for the calendar year 2002 and 2003. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the first calendar quarter of 2004. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM  7.FINANCIAL STATEMENTS













                                 PROLOGUE
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002

                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                            PAGE

        -  Independent Auditors' Report                      14


        -  Balance Sheet, December 31, 2002                  15


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from the re-entering of the
            development stage on May 1, 1991
            through December 31, 2002                        16


        -  Statement of Stockholders' Equity, from
            the re-entering of the development
            stage on May 1, 1991 through
            December 31, 2002                             17 - 18


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from the re-entering of the
            development stage on May 1, 1991
            through December 31, 2002                       19


        -  Notes to Financial Statements                  20 - 22

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
PROLOGUE
Salt Lake City, Utah

We have audited the accompanying balance sheet of Prologue [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from the re-entering of the development stage on May 1, 1991 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Prologue as of December
31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from the re-entering of development stage on May 1, 1991 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 21, 2003
Salt Lake City, Utah

                                 PROLOGUE
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS


                                                       December 31,
                                                           2002
                                                       ___________
CURRENT ASSETS:
  Cash                                                  $        -
                                                       ___________
        Total Current Asset                                      -
                                                       ___________

                                                        $        -
                                                      ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                      $        -
                                                       ___________
        Total Current Liabilities                                -
                                                       ___________

STOCKHOLDERS' EQUITY:
       Common stock, $.001 par value,
        50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                              50,000
  Capital in excess of par value                            14,239
  Retained deficit                                        (47,579)
  Deficit accumulated during the
   development stage                                      (16,660)
                                                       ___________
        Total Stockholders' Equity                               -
                                                       ___________
                                                        $        -
                                                      ____________








 The accompanying notes are an integral part of this financial statement.

                                 PROLOGUE
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                       From the
                                                     Re-entering of
                                    For the         the Development
                                   Year Ended       Stage on May 1,
                                  December 31,        1991 Through
                              ___________________     December 31,
                                 2002      2001           2002
                               ________  ________   ______________
REVENUE                        $      -  $      -    $           -

COST OF SALES                         -         -                -
                               ________  ________   ______________
GROSS PROFIT                          -         -                -

EXPENSES:
  General and administrative    (3,625)   (3,650)         (16,660)
                               ________  ________   ______________

LOSS FROM OPERATONS
  BEFORE INCOME TAXES           (3,625)   (3,650)         (16,660)

CURRENT TAX EXPENSE                   -         -                -

DEFERRED TAX EXPENSE                  -         -                -
                               ________  ________   ______________

NET LOSS                       $(3,625)  $(3,650)    $    (16,660)
                               ________  ________   ______________

LOSS PER COMMON SHARE          $   (.00) $  (.00)    $       (.00)
                               ________  ________   ______________



















The accompanying notes are an integral part of these financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   MAY 1, 1991 THROUGH DECEMBER 31, 2002


                                                                    Deficit
                                                                  Accumulated
                             Common Stock     Capital in           During the
                          ___________________ Excess of  Retained Development
                            Shares     Amount Par Value  Deficit     Stage
                          __________  _______  _______  _________  _________
BALANCE,
 May 1, 1991               8,600,000    8,600   38,979   (47,579)         -

Net loss for the period
 ended December 31, 1991           -        -        -         -          -
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1991         8,600,000    8,600   38,979   (47,579)         -

Net loss for the year
 ended December 31, 1992           -        -        -         -          -
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1992         8,600,000    8,600   38,979   (47,579)         -

Net loss for the year
 ended December 31, 1993           -        -        -         -       (790)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1993         8,600,000    8,600   38,979   (47,579)      (790)

Issuance of 41,400,000
 shares common stock for
 services at $0.000025
 per share December 1994  41,400,000   41,400  (40,365)        -          -

Net loss for the year
 ended December 31, 1994           -        -        -         -       (245)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1994        50,000,000   50,000   (1,386)  (47,579)    (1,035)

Contribution of capital            -        -    1,925         -          -
Net loss for the year
 ended December 31, 1995           -        -        -         -     (1,925)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1995        50,000,000   50,000      539   (47,579)    (2,960)

Contribution capital               -        -      110         -          -

Net loss for the year
 ended December 31, 1996           -        -        -         -       (110)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1996        50,000,000   50,000      649   (47,579)    (3,070)

Contribution of capital            -        -      710         -          -

Net loss for the year
 ended December 31, 1997           -        -        -         -       (710)






                                [Continued]

                                 PROLOGUE
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   MAY 1, 1991 THROUGH DECEMBER 31, 2002

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                             Common Stock     Capital in           During the
                          ___________________ Excess of  Retained Development
                            Shares     Amount Par Value  Deficit     Stage
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1997        50,000,000   50,000    1,359   (47,579)    (3,780)

Contribution of capital            -        -      115         -          -

Net loss for the year
 ended December 31, 1998           -        -        -         -       (115)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 1998        50,000,000   50,000    1,474   (47,579)    (3,895)

Contribution of capital            -        -      215         -          -

Net loss for the year
 ended December 31, 1999           -        -        -         -       (195)
                          __________  _______  _______  _________  _________

BALANCE,
 December 31, 1999        50,000,000   50,000    1,689   (47,579)    (4,090)

Contribution of capital            -        -    4,550         -          -

Net loss for the year
 ended December 31, 2000           -        -        -         -     (5,295)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 2000        50,000,000   50,000    6,239   (47,579)    (9,385)

Contribution of capital            -        -    4,050         -          -

Net loss for the year
 ended December 31, 2001           -        -        -         -     (3,650)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 2001        50,000,000   50,000   10,289   (47,579)   (13,035)

Contribution of capital            -        -    3,950         -          -

Net loss for the year
 ended December 31, 2002           -        -        -         -     (3,625)
                          __________  _______  _______  _________  _________
BALANCE,
 December 31, 2002        50,000,000  $50,000  $14,239  $(47,579)  $(16,660)
                          __________  _______  _______  _________  _________









 The accompanying notes are an integral part of this financial statement.

                                 PROLOGUE
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                               From the
                                                             Re-entering of
                                            For the          the Development
                                           Year Ended        Stage on May 1,
                                          December 31,        1991 Through
                                      _____________________    December 31,
                                        2002         2001         2002
                                      ________    _________    _________
Cash Flows From Operating Activities:
  Net loss                             $(3,625)    $(3,650)    $(16,660)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Noncash expense - stock
      issued for services                    -           -        1,035
     Change in assets and liabilities:
      (Decrease) in accounts payable      (325)       (400)           -
                                      ________    _________    _________
       Net Cash (Used) by
        Operating Activities            (3,950)     (4,050)     (15,625)
                                      ________    _________    _________

Cash Flows From Investing Activities         -           -            -
                                      ________    _________    _________
       Net Cash (Used) by
        Investing Activities                 -           -            -
                                      ________    _________    _________

Cash Flows From Financing Activities
  Contribution of capital                3,950       4,050       15,625
                                      ________    _________    _________

       Net Cash Provided by
        Financing Activities             3,950       4,050       15,625
                                      ________    _________    _________
Net Increase (Decrease) in Cash              -           -            -

Cash at Beginning of Period                  -           -            -
                                      ________    _________    _________

Cash at End of Period                  $     -     $     -      $     -
                                      ________    _________    _________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                           $     -     $     -      $     -
    Income taxes                       $     -     $     -      $     -


Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from the re-entering of development stage on May 1, 1991 through December 31, 2002:

    In December 1994, the Company issued 41,400,000 shares of its common stock for services valued at $1,035.




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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification  - The financial statements for years prior  to  December
  31,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2002 financial statements.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $16,700, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,700 and $4,400 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the year ended December 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended December 31, 2002 and 2001 the Company did not pay any compensation to any officer/directors of the Company.

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

                                 PROLOGUE
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $3,950 and $4,050 during the year ended December 31, 2002 and 2001, respectively.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                               From the
                                                            Re-entering of
                                            For the        the Development
                                           Years Ended     Stage on May 1,
                                          December 31,     1991 Through
                                    _______________________  December 31,
                                       2002         2001         2002
                                    __________   __________   __________
    Loss from continuing operations
      available to common stock
      holders (numerator)             $(3,625)     $(3,650)   $ (16,660)
                                    __________   __________   __________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period             50,000,000   50,000,000   37,100,141
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

                            PART III

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.






                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS

     The directors and executive officers currently serving the Company are as follows:

        NAME            AGE      POSITION            SINCE

        ALLEN AVERY      66      DIRECTOR             1994

        BILL ROSS        56      DIRECTOR             1986

        STAN ADAMS       56      DIRECTOR             1999

        ALLEN AVERY              PRESIDENT            1999

        BILL ROSS                VICE PRESIDENT       1999

        STAN ADAMS               SECRETARY/TREASURER  1999

     Mr. Avery is a graduate of the University of Utah and has been self-employed for 26 years managing his own investments and management consulting. For the past 6 years Mr. Avery has assembled the Company's corporate records for audits, filed tax returns, filed disclosure documents with a NASD
     broker-dealer  and  the  Securities and   Exchange Commission.
     In preparation for the preceding activities, Mr. Avery has familiarized himself with the relevant laws and regulations. Also Mr. Avery has reviewed numerous business plans and opportunities in behalf of the Company and continues this effort as of this date.

     Mr. Ross is a graduate of the University of Illinois and for the past 5 years has been self-employed as owner of Ross Promotional Marketing, an advertising specialties business and as sales and lease executive for Towbin Dodge.

     Mr. Adams is a member of the Utah State Bar Association and a practicing attorney for the past 26 years. Mr. Adams also develops real estate, rehabilitating properties on the National Historic Register. Mr. Adams is a director of the Arts, Inc., a private corporation.

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


TRANSFER AGENT

     American Registrar and Transfer Company, 342 East 9th South,
     Salt Lake City, Utah 84111.

REPORTS TO STOCKHOLDERS

     The Company plans to furnish its stockholders with an annual report for each fiscal year containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another company, it is the present intention of
     management   to  continue  furnishing  annual   reports   to
     stockholders.   The  Company  intends  to  comply  with  the
     periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements, and to file unaudited quarterly reports and annual reports with audited financial statements as required by the Securities Exchange Act of 1934. The President has agreed to pay the 10-QSB expenses, if necessary, for calendar year 2003. Ther have been no reports on 8-K.


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

 ITEM 14.CONTROLS AND PROCEDURES

     Prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of Prologue's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prologue's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in Prologue's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                          SIGNATURES:

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated: March 19, 2003
     Prologue


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


                    By:    /s/ Allen Avery
                    Allen Avery, President and Director

                    Date:  March 19, 2003

                    By:   /s/ Bill Ross
                    Bill Ross, Vice President and Director

	            Date:   March 19, 2003

                    By:  /s/ Stan Adams
                    Stan Adams, Secretary-Treasurer and Director

                    Date:   March 19, 2003

                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Prologue (the "Company") on
Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen L. Avery, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Allen L. Avery
Chief Executive Officer and Chief Financial Officer
March 19, 2003

                              CERTIFICATIONS

I, Allen L. Avery, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  1.    I  have reviewed this Annual Report on Form 10-KSB of Prologue;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)  Presented  in   this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003


                               By /s/ Allen L. Avery, President
                                Allen L. Avery, President
                               (Principal Executive and Financial Officer)