Form 10QSB
period 2003-03-31
PROLOGUE
filed 2003-05-20
CIK 1108699

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

    50,000,000 shares of Common Stock As of March 31, 2003

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                  4


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and from the re-entering of the
            development stage on May 1, 1991 through
            March 31, 2003                                        5


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and from the re-entering of the
            development stage on May 1, 1991 through
            March 31, 2003                                        6


        -   Notes to Unaudited Condensed Financial Statements   7 - 8

                                 PROLOGUE
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $        -
                                         ___________  ___________
        Total Current Liabilities                  -            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value              15,974       14,239
  Retained deficit                          (47,579)     (47,579)
  Deficit accumulated during the
    development stage                       (18,395)     (16,660)
                                         ___________  ___________
        Total Stockholders' Equity                 -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________








Note:The balance sheet as of December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                                            Re-entering of
                                          For the Three       Development
                                           Months Ended     Stage on May 1,
                                            March 31,        1991 Through
                                        __________________     March 31,
                                           2003    2002           2003
                                        _________  ________   __________
REVENUE                                 $      -   $     -    $       -

COST OF SALES                                  -         -            -
                                        _________  ________   __________
GROSS PROFIT                                   -         -            -

EXPENSES:
  General and administrative               1,735     1,330       18,395
                                        _________  ________   __________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                     (1,735)   (1,330)     (18,395)

CURRENT TAX EXPENSE                            -         -            -

DEFERRED TAX EXPENSE                           -         -            -
                                        _________  ________   __________

NET LOSS                                 $(1,735)  $(1,330)   $ (18,395)
                                        _________  ________   __________

LOSS PER COMMON SHARE                    $  (.00)  $  (.00)   $    (.00)
                                        _________  ________   __________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               From the
                                                           Re-entering of
                                           For the Three     Development
                                            Months Ended   Stage on May 1,
                                             March 31,       1991 Through
                                        __________________    March 31,
                                           2003      2002       2003
                                        _________  _________  _________
Cash Flows from Operating Activities:
 Net loss                               $ (1,735)  $ (1,330)  $ (18,395)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Noncash expense - stock issued
    for services                               -          -       1,035
   Changes in assets and liabilities:
    (Increase) in prepaid expenses             -       (170)          -
    (Decrease) in accounts payable             -       (325)          -
                                        _________  _________  _________
        Net Cash (Used) by
         Operating Activities             (1,735)    (1,825)    (17,360)
                                        _________  _________  _________

Cash Flows from Investing Activities           -          -           -
                                        _________  _________  _________
        Net Cash Provided (Used) by
         Investing Activities                  -          -           -
                                        _________  _________  _________

Cash Flows from Financing Activities:
 Contribution capital                      1,735      1,825      17,360
                                        _________  _________  _________
        Net Cash Provided by
         Financing Activities              1,735      1,825      17,360
                                        _________  _________  _________

Net Increase (Decrease) in Cash                -          -           -

Cash at Beginning of Period                    -          -           -
                                        _________  _________  _________

Cash at End of Period                    $     -    $     -   $       -
                                        _________  _________  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -    $     -   $       -
   Income taxes                          $     -    $     -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from the re-entering of development stage on May 1, 1991 through March 31, 2003:

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

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Utah on October 14, 1982 and was previously engaged in a sales and marketing business. The Company currently has not generated significant revenues and is considered a development stage company as defined in
  Statement of Financial Accounting Standards No. 7. The Company is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  Discontinued Operations - The accompanying financial statements reflect the Company re-entering into a new development stage on May 1, 1991 as a result of management's decision to discontinue the former operations of the Company.

NOTE 3 - CAPITAL STOCK

  In 1983, Prologue filed a Registration Statement with the Utah Securities Commission and completed a public sale of 5,000,000 shares of stock. In 1987, a wholly owned subsidiary named Bio-Clean was formed. In 1987, 600,000 shares of Prologue's common stock were issued to Kapitol Klean-All of Phoenix, Arizona as partial consideration for some equipment and solvent. Because of latent defects in the equipment, all activities were terminated and Bio-Clean was dissolved on May 1, 1991. In 1988, 1,500,000 shares of Prologue's common stock were issued to an officer of Prologue in lieu of wages for services rendered.

  In 1994, 41,400,000 shares of common stock were issued to an individual in exchange for payment of the current and back taxes due the state of Utah along with other reinstatement fees. As a result of the stock issuance, control of the corporation changed hands and the individual became an officer of the Company. This agreement also includes the payment of all necessary accounting and attorney fees and the production of an information package on Prologue to be used in promoting the Company's future business activities.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $18,400, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax assets have been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,300 and $5,700 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the three months ended March 31, 2003.

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended March 31, 2003 and 2002, the Company did not pay any compensation to any officer or director.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $1,735 and $1,825 during the three months ended March 31, 2003 and 2002, respectively.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                  From the
                                                               Re-entering of
                                            For the Three       Development
                                             Months Ended      Stage on May 1,
                                               March 31,        1991 Through
                                        _______________________   March 31,
                                           2003        2002          2003
                                        __________   __________   __________
  Loss from operations available
  to common shareholders
  (numerator)                           $ (1,735)    $ (1,330)    $ (18,395)
                                        __________   __________   __________
  Weighted average number of
  common shares outstanding
  during the period (denominator)       50,000,000   50,000,000   37,366,912
                                        __________   __________   __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED MARCH 31, 2003 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid through loans or contributions from existing shareholders,including the costs of being a reporting company under the Securities Exchange Act of 1934. Management is hopeful that being a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three month period ended March 31, 2003, general and administrative expenses were $1,735. The expenses relate primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended March 31, 2003 and 2002
    (Unaudited).

    Net losses per share for the periods ended March 31, 2003
    and 2002 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2003. The Company anticipates that
    until   a  business   combination   is  completed   with  an
    acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company will have sufficient cash (through through loans or contributions from existing shareholders) to meet the anticipated needs of the Company's operations through at least the third calendar quarter of 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable
     terms.   In  the  event  the Company  is  able to complete a
     business combination  during this  period, lack of its
     existing  capital  may  be   a  sufficient  impediment to
     prevent it from accomplishing  the goal  of  completing a
     business combination.   There  is  no assurance,  however,
     that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

                                      Prologue




Date: May 19, 2003                By /s/ Steve Cuthbert
                                      Steve Cuthbert, President








                         CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Prologue (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve Cuthbert, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Steve Cuthbert
Chief Executive Officer and Chief Financial Officer
May 19, 2003

                              CERTIFICATIONS

I, Steve Cuthbert, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

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

Date:  May 19, 2003


                               By /s/ Steve Cuthbert, President
                                Steve Cuthbert, President
                               (Principal Executive and Financial Officer)