Form 10QSB
period 2003-06-30
PROLOGUE
filed 2003-08-14
CIK 1108699

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    50,000,000 shares of Common Stock As of June 30, 2003

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements







                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                    4


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002 and from the re-entering of the
             development stage on May 1, 1991 through
             June 30, 2003                                          5


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002 and from the re-entering of the
             development stage on May 1, 1991 through
             June 30, 2003                                          6


        -    Notes to Unaudited Condensed Financial Statements    7 - 9

                                 PROLOGUE
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      905   $        -
                                         ___________  ___________
        Total Current Liabilities                905            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value              16,127       14,239
  Retained deficit                          (47,579)     (47,579)
  Deficit accumulated during the
    development stage                       (19,453)     (16,660)
                                         ___________  ___________
        Total Stockholders' Equity             (905)            -
                                         ___________  ___________
                                          $        -   $        -
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

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              From the
                                                            Re-entering of
                        For the Three        For the Six     Development
                         Months Ended        Months Ended   Stage on May 1,
                           June 30,             June 30,    1991 Through
                     ___________________  __________________   June 30,
                         2003     2002      2003      2002       2003
                     __________  _______  ________  ________   _________
REVENUE                $     -   $    -   $     -   $     -    $      -

COST OF SALES                -        -         -         -           -
                     __________  _______  ________  ________   _________
GROSS PROFIT                 -        -         -         -           -

EXPENSES:
  General and
     administrative      1,058      890     2,793     2,220      19,453
                     __________  _______  ________  ________   _________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES   (1,058)    (890)   (2,793)   (2,220)    (19,453)

CURRENT TAX EXPENSE          -        -         -         -           -

DEFERRED TAX EXPENSE         -        -         -         -           -
                     __________  _______  ________  ________   _________

NET LOSS               $(1,058)  $ (890)  $(2,793)  $(2,220)   $(19,453)
                     __________  _______  ________  ________   _________

LOSS PER COMMON SHARE  $  (.00)  $ (.00)  $  (.00)  $  (.00)   $   (.00)
                     __________  _______  ________  ________   _________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                From the
                                                             Re-entering of
                                           For the Six        Development
                                           Months Ended      Stage on May 1,
                                             June 30,         1991 Through
                                        ____________________    June 30,
                                           2003      2002         2003
                                        _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                               $ (2,793)  $ (2,220)   $(19,453)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Noncash expense - stock
    issued for services                        -          -       1,035
  Changes in assets and liabilities:
   (Increase) in prepaid expenses              -          -           -
   Increase (decrease) in
    accounts payable                         905       (265)        905
                                        _________  _________   _________
        Net Cash (Used) by
         Operating Activities             (1,888)    (2,485)    (17,513)
                                        _________  _________   _________

Cash Flows from Investing Activities           -          -           -
                                        _________  _________   _________
        Net Cash Provided (Used) by
         Investing Activities                  -          -           -
                                        _________  _________   _________

Cash Flows from Financing Activities:
 Contribution capital                      1,888      2,485      17,513
                                        _________  _________   _________
        Net Cash Provided by
         Financing Activities              1,888      2,485      17,513
                                        _________  _________   _________

Net Increase (Decrease) in Cash                -          -           -

Cash at Beginning of Period                    -          -           -
                                        _________  _________   _________

Cash at End of Period                    $     -   $      -    $      -
                                        _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $      -    $      -
   Income taxes                          $     -   $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period from the re-entering of development stage on May 1, 1991 through June 30, 2003:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $19,500, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax assets have been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,600 and $5,700 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $900 during the six months ended June 30, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended June 30, 2003 and 2002, the Company did not pay any compensation to any officer or director.

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

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $1,888 and $2,485 during the six months ended June 30, 2003 and 2002, respectively.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess
  of  current  assets.   These  factors raise substantial  doubt  about  the
  ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                                                     From the
                                                                    Re-entering
                                                                        of
                                                                    Development
                                                                       Stage
                        For the Three            For the Six          on May 1,
                         Months Ended           Months Ended           1991
                           June 30,               June 30,            Through
                     ______________________  ______________________   June 30,
                         2003       2002        2003       2002         2003
                     __________  __________  __________  __________  __________
  Loss from operations
  available to common
  shareholders
  (numerator)          $(1,058)  $   (890)    $(2,793)    $(2,220)   $ (19,453)
                     __________  __________  __________  __________  __________
  Weighted average
  number of common
  shares outstanding
  during the period
  (denominator)      50,000,000  50,000,000  50,000,000  50,000,000  37,625,658
                     __________  __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED JUNE 30, 2003 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid through loans or contributions from existing shareholders,including the costs of being a reporting company under the Securities Exchange Act of 1934. Management is hopeful that being a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three month period ended June 30, 2003, general and administrative expenses were $1,058. The expenses relate primarily to the costs of SEC filing expenses. Such losses will continue unless a business opportunity with revenues and profits can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

RESULT OF OPERATIONS

    For the Three months ended June 30, 2003 and 2002
    (Unaudited).

    Net losses per share for the periods ended June 30, 2003
    and 2002 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2003. The Company anticipates that
    until   a  business   combination   is  completed   with  an
    acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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


Item 3.  Controls and Procedures


     Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                  PART II - OTHER INFORMATION




Item 1. Legal Proceedings

     None.


Item 2. Changes in Securities
     None


Item 3. Defaults Upon Senior Securities
     Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders
     None.


Item 5. Other Information
     None.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

            31.1   Section 302 Certification of Chief Executive Officer

            31.2   Section 302 Certification of Chief Financial Officer

            32.1 Section 1350 Certification of Chief Executive / Chief Financial Officer


     (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter for which this report is filed.

                        SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Prologue




Date: August 12, 2003                By /s/ Steve Cuthbert
                                      Steve Cuthbert, President