Form 10QSB
period 2003-09-30
PROLOGUE
filed 2003-11-14
CIK 1108699

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM _______________ TO     _______________


Commission file number 000-29873

                              PROLOGUE
 (Exact name of small business issuer as specified in charter)

              UTAH                               87-0412110

(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)


645 Beachland Boulevard
Vero Beach, Florida                              32963
(Address of principal executive offices)        (Zip Code)


                          (772) 231-7544
                   (Issuer's telephone number)

                          3340 East Del Verde Avenue
			  Salt Lake City, Utah 84109
			   (801) 784-0930
(Former name, former address, and former fiscal year, if changed since last report)

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

    50,000,000 shares of Common Stock As of September 30, 2003

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

                PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements



                                 PROLOGUE
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        -    Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002               4


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2003 and 2002 and from the re-entering of the
             development stage on May 1, 1991 through
             September 30, 2003                                     5


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and from the re-entering of the
             development stage on May 1, 1991 through
             September 30, 2003                                     6


        -    Notes to Unaudited Condensed Financial Statements    7 - 10

                                 PROLOGUE
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $        -
                                         ___________  ___________
    Total Current Assets                           -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      750   $        -
                                         ___________  ___________
    Total Current Liabilities                    750            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   50,000,000 shares issued and
   outstanding                                50,000       50,000
  Capital in excess of par value              17,032       14,239
  Retained deficit                           (47,579)     (47,579)
  Deficit accumulated during the
    development stage                        (20,203)     (16,660)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)        (750)           -
                                         ___________  ___________
                                          $        -   $        -
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

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                 From the
                                                               Re-entering of
                          For the Three       For the Nine       Development
                          Months Ended        Months Ended    Stage on May 1,
                          September 30,       September 30,    1991 Through
                       ___________________  __________________  September 30,
                          2003      2002      2003      2002        2003
                       _________  ________  ________  ________   ___________
REVENUE                $      -   $     -   $     -   $     -    $        -

COST OF SALES                 -         -         -         -             -
                       _________  ________  ________  ________   ___________
GROSS PROFIT                  -         -         -         -             -

EXPENSES:
  General and
    administrative          750       670     3,543     2,890        20,203
                       _________  ________  ________  ________   ___________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES      (750)     (670)   (3,543)   (2,890)      (20,203)

CURRENT TAX EXPENSE           -         -         -         -             -

DEFERRED TAX EXPENSE          -         -         -         -             -
                       _________  ________  ________  ________   ___________

NET LOSS               $   (750)  $  (670)  $(3,543)  $(2,890)   $  (20,203)
                       _________  ________  ________  ________   ___________

LOSS PER COMMON SHARE  $   (.00)  $  (.00)  $  (.00)  $  (.00)   $     (.00)
                       _________  ________  ________  ________   ___________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 PROLOGUE
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                              From the
                                                           Re-entering of
                                           For the Nine      Development
                                           Months Ended    Stage on May 1,
                                           September 30,    1991 Through
                                        ____________________September 30,
                                           2003      2002        2003
                                        _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                               $ (3,543)  $ (2,890)   $(20,203)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Noncash expense - stock issued
   for services                                -          -       1,035
  Changes in assets and liabilities:
   (Increase) in prepaid expenses              -          -           -
   Increase (decrease) in
     accounts payable                        750       (325)        750
                                        _________  _________   _________
        Net Cash (Used) by
         Operating Activities             (2,793)    (3,215)    (18,418)
                                        _________  _________   _________

Cash Flows from Investing Activities           -          -           -
                                        _________  _________   _________
        Net Cash Provided (Used) by
         Investing Activities                  -          -           -
                                        _________  _________   _________

Cash Flows from Financing Activities:
 Contribution capital                      2,793      3,215      18,418
                                        _________  _________   _________
        Net Cash Provided by
         Financing Activities              2,793      3,215      18,418
                                        _________  _________   _________

Net Increase (Decrease) in Cash                -          -           -

Cash at Beginning of Period                    -          -           -
                                        _________  _________   _________

Cash at End of Period                   $      -   $      -    $      -
                                        _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $      -   $      -    $      -
   Income taxes                         $      -   $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period from the re-entering of development stage on May 1, 1991 through September 30, 2003:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $20,200, which may be applied against future taxable income and which expire in various years through 2023. Due to a change in control during September 2003, the amount of net operating losses available to offset future taxable income will be limited.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax assets have been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,900 and $5,700 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,200 during the nine months ended September 30, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director.

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

  Expenses - An officer/shareholder has paid certain expenses on behalf of the corporation. The amounts of these payments are shown as contributions to capital in excess of par value and amounted to $2,793 and $3,215 during the nine months ended September 30, 2003 and 2002, respectively.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                    From the
                                                                Re-entering of
                         For the Three        For the Nine         Development
                         Months Ended         Months Ended      Stage on May 1,
                         September 30,        September 30,       1991 Through
                      ____________________  ______________________September 30,
                        2003       2002        2003       2002        2003
                    __________  __________  __________  __________  __________
 Loss from operations
 available to common
 shareholders
 (numerator)        $    (750)  $    (670)  $  (3,543)  $  (2,890)  $ (20,203)
                    __________  __________  __________  __________  __________
 Weighted average
 number of common
 shares outstanding
 during the period
 (denominator)      50,000,000  50,000,000  50,000,000  50,000,000  37,876,692
                    __________  __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                                 PROLOGUE
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS

  The Company has entered into a letter of intent to acquire all the issued and outstanding common stock of uWink, Inc., a Delaware corporation. The proposed acquisition, if completed, will involve stock issuances which will result in a change in control of the Company. The proposed acquisition is subject to certain conditions including the execution of a definitive acquisition agreement. The transaction is presently expected to close during November 2003.

  In connection with the planned acquisition, the Company intends to reverse split its issued and outstanding common stock on the basis of 1 post-split share for every 200 pre-split shares.

Item 2. Management's Discussion and Analysis or Plan of Operation


LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTH PERIOD
     ENDED SEPTEMBER 30, 2003 (Unaudited)

     The Company remains in the development stage and has no revenues. Current expenses are being paid through loans or contributions from existing shareholders,including the costs of being a reporting company under the Securities Exchange Act of 1934. Management is hopeful that being a reporting company will increase the quality and number of prospective business ventures that may be available to the Company. For the three month period ended September 30, 2003, general and
     administrative expenses were  $750.   The expenses relate
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

RESULT OF OPERATIONS

    For the Three months ended September 30, 2003 and 2002
    (Unaudited).

    Net losses per share for the periods ended September 30, 2003 and 2002 were $0.00 per share each quarter. For the current fiscal year, the President has agreed to pay, if necessary, the expenses associated with the 10-QSB and 10-KSB filings for the calendar year 2003. The Company anticipates that
    until   a business   combination   is completed   with an
    acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

     Management believes that the Company will have sufficient cash (through loans or contributions from existing shareholders) to meet the anticipated needs of the Company's operations through at least the third calendar quarter of 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable
     terms.   In  the  event  the Company  is  able to complete a
     business combination  during this  period, lack of its
     existing  capital  may  be   a  sufficient  impediment to
     prevent it from accomplishing  the goal  of  completing a
     business combination.   There  is  no assurance,  however,
     that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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


Item 3.  Controls and Procedures


     As of September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                  PART II - OTHER INFORMATION




Item 1. Legal Proceedings

     None.


Item 2. Changes in Securities
     None


Item 3. Defaults Upon Senior Securities
     Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders
     None.


Item 5. Other Information
	On September 9, 2003, there was a change in the majority of the Directors of PRGU in connection with the closing of the transactions set forth in a certain Securities Purchase Agreement (the "Agreement"), dated as of September 9, 2003, by and between Joyce R. Avery, an individual ("Avery"), and Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"), pursuant to which KRM Fund purchased from Avery 38,380,000 shares constituting approximately 76% of the issued and outstanding capital stock of PRGU, and on or about September 22, 2003, KRM Fund executed a written consent of shareholder voting to adopt and implement a 1-for-200 reverse stock split. There are currently 50,000,000 shares of PRGU Common Stock issued and outstanding. Upon completion of the 1-for-200 reverse stock split there will be approximately 250,000 shares issued and outstanding.

	On September 30, 2003, Prologue entered into a Letter of Intent to acquire uWink, Inc., a Delaware corporation ("uWink"). Under the terms of the Letter of Intent, Prologue shall acquire all of the issued and outstanding capital shares of uWink in exchange for Prologue's issuance to the shareholders of uWink common shares of Prologue representing approximately 90% of the issued and outstanding common shares of Prologue after giving effect to the acquisition. The number of common shares of Prologue to be issued to the shareholders of uWink is subject to increase as a result of additional issuances of uWink common shares from the date of this report to the date of the close of Prologue's acquisition of uWink. At the close of the acquisition, it is contemplated that all but one of the current directors of Prologue and all of the executive officers of Prologue will resign in favor of new directors and executive officers to be elected by the uWink Board of Directors. Prologue's acquisition of uWink is subject to the negotiation and execution of a definitive acquisition agreement. The transaction is presently expected to close on or about November 15, 2003.

	uWink, operating since 2000 in Los Angeles, California, designs, develops, and markets entertainment software and touch screen pay-for-play game terminals. uWink also develops software and electronic gaming kiosks for lottery access in public locations.
        Led by Nolan Bushnell, founder and former CEO of Atari Corporation and Chuck E. Cheese's Pizza Time Theater, uWink has developed an interactive network backbone and a significant library of short form entertainment.



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

        31.1 Certification of President and Chief Executive Officer (principal executive officer and principal accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.


        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b)  Reports on Form 8-K
             A report on Form 8-K was filed on October 6, 2003 to report the signing of a Letter of Intent to acquire uWink, a Delaware corporation.

                        SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Prologue




Date: November 13, 2003                By /s/ Kevin R. Keating
                                      Kevin R. Keating, President