Form 10KSB
period 2003-12-31
PROLOGUE
filed 2004-04-14
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________.


                         Commission File Number 0-27689


                                   UWINK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Utah                                            86-0412110
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


              5443 Beethoven Street, Los Angeles, California 90066
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 827-6900
                           ---------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                     Name of each exchange on which
       to be so registered                              registered

              None                                          N/A

-------------------------------------    ---------------------------------------


Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [_ ]

      The issuer's revenue for the fiscal year ended December 31, 2003 was $242,076.

      The market value of the voting stock held by non-affiliates of the issuer as of March 31, 2004 was approximately $31,696,000.

      The number of shares of the common stock outstanding as of March 31, 2004 was 8,841,880.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable.

Transitional Small Business Disclosure Format (check one)

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM NUMBER AND CAPTION                                              PAGE NUMBER

ITEM 1.  DESCRIPTION OF BUSINESS.

ITEM 2.  DESCRIPTION OF PROPERTY.

ITEM 3.  LEGAL PROCEEDINGS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                     PART 2

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND COMPANY PURCHASES OF EQUITY SECURITIES.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEM 7.  FINANCIAL STATEMENTS.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A. CONTROLS AND PROCEDURES

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

         Unless otherwise indicated, all references to our company includes our subsidiary, uWink California, Inc., a Delaware corporation.

BUSINESS DEVELOPMENT

         Our company was organized as a Utah corporation on October 14, 1982 under the name Prologue, and was previously engaged in the sales and marketing business. From 1994 until December 4, 2003, we had no operations or employees and owned no real estate.

         On December 4, 2003, we were the subject of a reverse acquisition by uWink California, Inc., a Delaware corporation ("uWink California"), pursuant to which we have acquired 98.8% of the outstanding shares of uWink California capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated November 21, 2003, we issued one (1) share of our common stock for every 3.15611 shares of uWink California capital stock transferred to us by each uWink California stockholder. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. In conjunction with the reverse acquisition, Kevin R. Keating, Margie
L. Blackwell and Spencer I Browne resigned as directors effective as of the initial closing and were replaced by Nolan K. Bushnell, Peter J. Sprague and Bruce P. Kelly as our directors. Following the close of the reverse acquisition, we changed our corporate name from Prologue to uWink, Inc.

GENERAL

         We design, develop and market entertainment software for touch screen video game terminals, amusement vending machines, and lottery and gaming kiosks. For our video game terminals and amusement vending machines, we also design and develop the working physical prototypes for these products in preparation for contract manufacturing. We derive our revenue from the sale of our game terminals, products and prizes the terminals dispense, licensing fees on software sales, and a variety of network services. We focus our product development efforts towards entertainment and gaming markets that are highly responsive to innovation. Our hardware systems rely on off-the-shelf and mass-produced electronic and mechanical components, which for some products are outsource-manufactured in China. We have an experienced product development team with diverse skills, which allows us to efficiently develop new software programs on a common platform as well as perform the majority of our physical prototyping in-house.

         Our current flagship product, Snap!(TM), is a web-enabled, network-capable, coin-operated touch-screen entertainment terminal that delivers over 50 proprietary and customizable short-form video games. Approximately two feet high by two feet wide, Snap!(TM) is a state-of-the-art counter top kiosk with 360 degree rotation, a high-resolution liquid crystal display screen, and a currency reader able to identify and process coins, bills, and credit cards. Typical locations for Snap!(TM) include traditional amusement venues such as bars and arcades, as well as non-traditional public spaces, such as airport lounges, chain restaurants, coffee houses, and hotels. The Snap!(TM) video games are all short-form (less than five minutes in duration) games of skill, which include trivia, sports contests, and other hand-eye challenges. Unlike traditional coin-operated games, Snap!(TM) is also Internet-enabled, which allows us to offer high value network services to our customers, such as the ability to conduct large-scale prized tournaments, automatic downloads of new games and updates to existing games, and continuous tracking and analysis of each terminal's performance. These features increase the popularity, economics, and income potential of our kiosks, as well as the number of possible venues into which we can sell. Snap!(TM) is our next generation product originating from the Eyecon(TM), of which we sold approximately 1,500 units domestically in the period 2000-2001. Snap!(TM) is now being marketed globally. We are selling Snap!(TM) through direct marketing initiatives into vertical markets and through established coin operated industry channels. We have tiered pricing schedules for our different sales channels and markets.

         Our most recently completed product, "uWink's Design'R Bear", is a vending machine that allows purchasers to design their own "toy bear" characters with unique colors, clothing, and accessories. Design'R Bear offers a unique packaging solution that allows the user to see the stuffed animal grow right before his or her own eyes with the selected clothes and accessories delivered at the same time. Design'R Bear is an approximate seven-foot by three-foot cabinet-style machine with an embedded high-resolution liquid crystal display touch-screen that interfaces with the end user for functional commands. Totally unique in the market place as an interactive product vending machine, Design'R Bear is currently being tested in Southern California locations. Typical locations for Design'R Bear include traditional amusement venues, such as arcades and amusement parks, as well as shopping centers and supermarkets. While we have not yet generated any revenues from Design'R Bear, we have begun the marketing of this product on a global level. We plan to sell Design'R Bear through established coin operated industry channels as well as license the product to manufacturing and marketing partners in certain territories.

         Our gaming and lottery products are primarily developed for the markets served by our strategic partner, Scientific Games (NASDAQ: SGMS). Scientific Games has assisted us in the development of our intellectual property in this arena, by contributing $625,000 in equity and debt capital, collectively, in addition to paying us an advance of $125,000 on future licensing fees that become payable to us through the development of certain products. Scientific Games has a right of first negotiation and right of last refusal with respect to the purchase of an exclusive, world-wide license on any new product we create for the lottery and gaming markets, which means products that operate on chance, and not skill, including pari-mutuel wagering.

          Our short-form video games, which we currently sell in our Snap!(TM) terminals, are transferable to other hardware applications. While we have not yet generated revenues from such additional applications, we have completed and licensed three games to Mobilescope for marketing into the cellular telephone market and are currently in the testing phase with such products.


         Our primary markets involve end users who play games and make "impulse" purchases of novelty items in public amusement places, as well as those who gamble in regulated facilities. Both Snap!(TM) and Design'R Bear products serve the entertainment amusement market, which in the United States is approximately $6 billion. This market represents only a portion of our potential sales, as our business plan is to include the sale of such products internationally. The market for our gaming and lottery products is even larger than the amusement market, with domestic instant ticket sales exceeding $14 billion and pari-mutuel wagering totaling more than $20 billion.

         Some of these industry segments are highly competitive, with new technology and products being constantly introduced. Those industry segments with large barriers to entry and long licensing and regulatory approvals, such as lottery and gaming, require us to license technology as an OEM, rather than supplying the product directly to distributors or to end users.

         Our business plan leverages management's collective experience in industry segments such as interactive gaming, software development, toy and novelty items, and hardware design. We use our in-house capabilities to rapidly move our products from the development to testing phases. At the time in which our products test successfully, we source the appropriate manufacturing relationships and use our industry contacts to develop our marketing channels, either directly or through distributors. Currently, we are in a manufacturing relationship with a Chinese manufacturer for our Snap!(TM) product. We have selected a U.S. manufacturer for our Design'R Bear product to supply early demand and an additional manufacturer in China to supply our international demand and supplement domestic demand.

OUR STRATEGY

         Our business strategy incorporates several key aspects that position us with a competitive advantage in the marketplace: a uniform software development platform that allows us to develop and integrate new products efficiently and seamlessly; contract manufacturing relationships that enable us to market our products at a discount to our competition if necessary; a recurring revenue model for our Snap!(TM) and Design'R Bear products; global sales reach ed through our established distribution channels; and the relatively inexpensive innovation of new products.

         Over several years of operation, we have invested substantial time and capital into the construction of a uniform development platform. We have used this platform to develop over 50 short-form video games and several interactive kiosks. We now own extensive software and hardware components that can be used in multiple products, thereby reducing the cost of development, the time to market, and the integration of existing software into additional hardware applications.

         We are able to market our products at a discount to our competition as a result of our access to low-cost manufacturing. We use contract manufacturers to provide maximum flexibility in capacity and cost containment. We believe our management's experience in foreign product sourcing is a strategic advantage in our markets. The manufacturing of our Snap!(TM) product in China, for example, greatly significantly reduces labor, sourcing, and tooling costs.

         We have developed two of our leading products, Snap!(TM) and Design'R Bear, with recurring revenue models. For our Snap!(TM) product, we offer maintenance packages and network services at additional cost to ensure that machine earnings are kept at peak levels. These include software upgrades, new game delivery, large-scale tournament play, and monitoring of terminal use and performance. Similarly, for our Design'R Bear product, our customers will rely upon us to update both their software and inventory components, as we expect a continually changing selection of merchandise to maximize the earning potential of the machine. We will generate incremental revenue on software upgrades and the replacement of inventory.

         Our management team has extensive experience in global sales and has access to multiple international sales channels. We believe our products have proven worldwide appeal and that the cost of accessing these markets is modest relative to the potential for additional sales. In addition, as a result of differing business cycles, we are able to balance our risks more effectively by selling to the international marketplace.

         Our product development team has a broad array of skill sets that enables us to innovate new products relatively inexpensively. We have many projects that have been identified that can be brought to market for under $200,000 in direct engineering and tooling. By keeping our development costs at this level, we are in a position to attempt multiple unproven concepts in search of a product "hit".

OUR PRODUCTS AND SERVICES

         We have developed products for several markets, which possess either proven or potential market appeal: Snap!(TM); Design'R Bear; and our lottery and gaming products.

         Snap!(TM) is a web-enabled, network-capable, coin-operated touch-screen entertainment terminal that delivers over 50 proprietary and customizable short-form video games. Approximately two feet high by two feet wide, Snap!(TM) is a state-of-the-art counter top kiosk with 360 degree rotation, a high-resolution liquid crystal display screen, and a currency reader able to identify and process coins, bills, and credit cards. Typical locations for Snap!(TM) include traditional amusement venues such as bars and arcades, as well as non-traditional public spaces, such as airport lounges, chain restaurants, coffee houses, and hotels. The Snap!(TM) video games are all short-form (less than five minutes in duration) games of skill, which include trivia, sports contests, and other hand-eye challenges. Unlike traditional coin-operated games, Snap!(TM) is also Internet-enabled, which allows us to offer high value network services to our customers, such as the ability to conduct large-scale prized tournaments, automatic downloads of new games and updates to existing games, and continuous tracking and analysis of each terminal's performance. By offering maintenance packages and network services at additional cost, we ensure a recurring revenue stream for the life of the product. Snap!(TM) is our next generation product originating from the Eyecon(TM), of which we sold approximately 1,500 units domestically in the period 2000-2001. Snap!(TM) was introduced in the Pacific Rim in November 2003, with quantity shipments starting in January 2004. Snap!(TM) was introduced in Europe in January 2004 and in the United States in March 2004. For the first quarter of 2004, we have generated more than $300,000 in revenue from the sale of Snap!(TM) units.

         Design'R Bear is a vending machine that allows purchasers to design their own "toy bear" characters with unique colors, clothing, and accessories. Design'R Bear offers a unique packaging solution that allows the user to see the stuffed animal grow right before his or her own eyes. Design'R Bear is an approximate seven-foot by three-foot cabinet-style machine with an embedded high-resolution liquid crystal display touch-screen that interfaces with the end user for functional commands. Typical locations for Design'R Bear include traditional amusement venues, such as arcades and amusement parks, as well as shopping centers and supermarkets. Design'R Bear was introduced to the market at the Amusement Showcase International trade show in Las Vegas in March 2004 and is currently being tested in Southern California locations. Design'R Bear also promises a recurring revenue stream, as we will generate incremental revenue on software upgrades and the replacement of inventory.

         Our gaming and lottery products are primarily developed for the markets served by our strategic partner, Scientific Games (NASDAQ: SGMS). Scientific Games has assisted us in the development of our intellectual property in this arena, by contributing $625,000 in equity and debt capital, collectively, in addition to paying us an advance of $125,000 on future licensing fees that become payable to us through the development of certain products. Scientific Games has a right of first negotiation and right of last refusal with respect to the purchase of an exclusive, world-wide license on any new product we create for the lottery and gaming markets, which means products that operate on chance, and not skill, including pari-mutuel wagering.

MARKETING

         Our marketing efforts are global in nature and are largely dependent upon the product being marketed in a specific region.

         Snap!(TM) is now being marketed and distributed globally. We are selling Snap!(TM) through direct marketing initiatives into vertical markets and through established coin operated industry channels. In January 2004, we attended trade shows in the United Kingdom and Germany and have since established company representation in Europe. In all regions, we have tiered pricing schedules for our different sales channels and markets. We bring market awareness to this product through our existing relationships, presentations at trade shows, our website, and traditional collateral material.

         Though still in its early stages, we have also begun marketing Design'R Bear on a global level. We plan to sell Design'R Bear into the amusement market through established coin operated industry channels, although we believe that significant opportunities exist to license the product to manufacturing and marketing partners in certain territories.

         Our marketing efforts for our lottery and gaming products are limited to, and largely dependent upon, the marketing strategies of our licensing/OEM partners, such as Scientific Games. We will continue to seek strategic partnerships for innovative product concepts in markets we feel are substantially underserved.

COMPETITION

         Our  markets  are  highly   competitive  and  are  penetrated  by  many
well-capitalized and established companies. Each of our products is faced with separate competitive forces.

         For our Snap!(TM) product, competitors include those companies that produce and sell products for the multi-game countertop market. In North America, there are three main competitors: (1) Merit Industries, located in Pennsylvania, is a market leader in this product type and has a significant installed base; (2) JVL, located in Canada, has been in the market for over 5 years and has a number of competitive products; and (3) Coastal Games, located in New Jersey, while a smaller competitor than those above, has notable competitive products. In Europe, there are four main sources of competition: (1) Photoplay GBH, located in Austria, has the largest market share in Europe and, similar to our model, has well designed terminals, a networked tournament system, and a large promotional effort; (2) Merkur GBH, located in Germany, two years ago introduced "Trendy", a well designed terminal with a strong presence in that country; (3) Leisure Link PLC, located in the United Kingdom, is an operator with a large and expensive multi game terminal deployed in modest numbers in the UK; and (4) Tab, located in Austria, also makes complete game units. In the Pacific Rim, there is little or no domestic production of competitive products, although there is some export from the North American and European companies listed above.

         For our Design'R Bear product, there is no direct competition from any global region as far as management is aware. It could be considered to be a direct replacement for "Crane Machines", which exist in large numbers worldwide. It could also be considered an automatic equivalent to the "Build A Bear" stores that have enjoyed significant success in shopping malls.

         In the lottery and gaming sector, we are aware of the few market participants that assume the greatest share of the market. However, we are unaware of the companies that serve the same function as uWink in its strategic licensing/OEM partnership with Scientific Games.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We are in the process of trademarking our Snap!(TM) product and are pursuing patent protection for the Design'R Bear product.

         We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We intend to pursue the registration of our service marks in the United States and internationally, and have applied for the registration in the United States for the service mark "uWink." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information will be difficult.

EMPLOYEES

         We currently employ 16 people on a full-time basis. None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good.

COMPANY LOCATION AND FACILITIES

         Our executive offices are located in Los Angeles, California and consist of 10,000 square feet of office space. We lease this space pursuant to a lease expiring on 1/1/05 at the rate of $10,000 per month. We believe our facility has sufficient capacity to satisfy our needs into the foreseeable future.

OUR MANUFACTURING RELATIONSHIPS

         Our Snap!(TM) product is currently being manufactured, China. With all of the necessary components in place, the factory has the ability to produce a finished product within 14 days of a purchase order and has a weekly capacity of more than 100 terminals.

         We have not yet selected a sole manufacturer for our Design'R Bear product. Our first 100 units are being produced on a test basis in the United States by a local manufacturer. Additionally we have secured a manufacturer in China for large-scale production of this product.

ITEM  1A.  CAUTIONARY   STATEMENT  REGARDING  FUTURE  RESULTS,   FORWARD-LOOKING
INFORMATION AND CERTAIN IMPORTANT FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

         WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR ADDITIONAL LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. During our fiscal year ended December 31, 2003, we generated only $242,076 of revenue and realized a net loss $1,609,453. We have yet to generate profits from operations and consequently we are unable to predict with any certainty whether our operations will become a commercially viable business. In order for us to become profitable, we will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

         WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO MEET OUR PROJECTED DEMAND FOR OUR PRODUCTS AND IF NECESSARY, TO FINANCE FUTURE LOSSES FROM OPERATIONS AS WE ENDEAVOR TO BUILD REVENUE, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED. On March 22, 2004, we completed a private placement offering from which we received net proceeds of $4,048,835. We believe that our working capital as of the date of this report will be sufficient to satisfy our current level of operations through the end of the current fiscal year ending December 31, 2004. However, we believe that we will need at least an additional $2 million of working capital to fund the projected demand for our Snap! and Design'R Bear products and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

         WE DO NOT HAVE A SIGNIFICANT OPERATING HISTORY AND, AS A RESULT, THERE IS A LIMITED AMOUNT OF INFORMATION ABOUT US ON WHICH TO MAKE AN INVESTMENT DECISION. We have been in the business of designing, developing, and marketing entertainment software and touch screen pay-for-play game terminals and electronic gaming kiosks for public locations since 1999. However, we have not derived a significant amount of revenue from these activities and these activities remain a relatively new pursuit for us. Accordingly, there is little operating history upon which to judge our current operations.

         IF OUR PRODUCTS ARE NOT ACCEPTED IN THE COMPETITIVE MARKET FOR ENTERTAINMENT SOFTWARE AND PRODUCTS, WE MAY BE UNABLE TO COMPETE. Our success as a entertainment software and products supplier is dependent upon numerous factors, including our ability to design, manufacture, market and service our software and products that achieves customer acceptance while maintaining product quality and acceptable margins. If our software or products fail to be accepted by the entertainment software and product market and we are otherwise unable to develop software and products that offer technological advantages, we will be unable to generate the revenues necessary to compete effectively. Consequently, the results of our operations could suffer.

         THE MARKET FOR OUR STOCK IS LIMITED. Our common stock is traded on the OTC Bulletin Board under the symbol "UWNK." On March 31, 2004, the last reported sale price of our common stock on the OTC Bulletin Board was $4.99 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive offices consist of 10,000 square feet and are located at 5443 Beethoven Street, Los Angeles, California 90066. We rent these facilities at a monthly rate of $10,000 per month, including property taxes, insurance and maintenance. Our lease expires on December 31, 2004. In the event that we are unable or choose not to renew our lease, we believe there is an adequate supply of lease space available at comparable rates.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party in any litigation and we have no knowledge of any pending legal proceedings in any court or agency of government or government authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective December 5, 2003, our board of directors approved a resolution authorizing us to seek shareholder approval to amend to our articles of incorporation. Effective January 5, 2004, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Section 16-10a-704 of the General Corporation

Law of the State of Utah approving and adopting an amendment to our articles of incorporation regarding: (i) the change of our corporate name from "Prologue" to "uWink, Inc.;" (ii) the authorization of 5,000,000 shares of preferred stock, whereby our board of directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series, and (iii) the deletion from our articles of incorporation
Article XII in its entirety regarding mandatory indemnification of directors, officers and employees. This amendment to our articles of incorporation became effective on January 28, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the OTC Bulletin Board under the symbol "UWNK." The following table sets forth the high and low closing prices of our common stock for each calendar quarter of 2002 and 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The table also gives effect to a 1 for 200 reverse split which became effective as of November 13, 2003. We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.

         Quarter Ended                     High                      Low

         March 31, 2002                   $0.02                    $0.01
         June 30, 2002                    $0.02                    $0.01
         September 30, 2002               $0.02                    $0.01
         December 31, 2002                $0.02                    $0.01



         Quarter Ended                      High                      Low

         March 31, 2003                    $0.01                    $0.01
         June 30, 2003                     $0.02                    $0.01
         September 30, 2003                $0.05                    $0.02
         December 31, 2003                 $8.00                    $0.03

         As of March 31, 2004, there were approximately 611 record holders of our common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following provides information concerning compensation plans under which our equity securities are authorized for issuance.


                                                    (a)                   (b)                  (c)

                                                                                        Number of securities
                                                                                        remaining available
                                                                    Weighted-average    for future issuances
                                            Number of securities   exercise price of        under equity
                                             to be issued upon        outstanding        compensation plans
                                                exercise of        options, warrants   (excluding securities
                                            outstanding options,       and rights           reflected in
                 Plan Category              warrants and rights                             column (a))

      Equity compensation plans approved            -0-                   -0-                   -0-
      by security holders

      Equity   compensation   plans   not         584,917                $0.86                  -0-
      approved by security holders (1)

            Total                                 584,917                $0.86                  -0-

(1) In connection with our acquisition of uWink California on December 4, 2003, we agreed to assume certain options previously issued by uWink California to its employees as part of our acquisition of uWink California. The securities reported in the table above reflect this assumption as we had no other equity compensation plans during the fiscal year ended December 31, 2003.

         RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 2003, we sold unregistered shares of our securities in the following transactions:

         On November 14, 2003, our board of directors authorized the issuance of an aggregate of 429,193 shares of our common stock in consideration of services rendered to us in connection with our acquisition of uWink California. Our board of directors also authorized the issuance of 30,000 shares of our common stock to Keating Reverse Merger Fund, LLC, for an aggregate purchase price of $45,000 ($1.50 per share). These offerings were made only to "accredited investors" pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 of Regulation D.

         On November 19, 2003, our board of directors approved the Securities Purchase Agreement and Plan of Reorganization whereby we agreed to issue one share of our common stock to each uWink California stockholder for every 3.15611 shares of uWink California common stock transferred to us by such stockholder. As of December 31, 2003, we had authorized the issuance of 5,879,454 shares of our common stock to the former uWink California stockholders. This offering was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this Annual Report on Form 10-KSB.

OVERVIEW

         We design, develop and market entertainment software for touch screen video game terminals, amusement vending machines, and lottery and gaming kiosks. For our video game terminals and amusement vending machines, we develop the software and hardware prototypes internally, and we rely on contract manufacturers overseas to build the units delivered to our customers. We derive our revenue from the sale of our game terminals, licensing fees on software sales, and a variety of network services.

         We were incorporated under the laws of the State of Utah on October 14, 1982. Prior to the reverse acquisition described below, our corporate name was Prologue. For the last three years, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue acquired 98.8% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California acquired approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o uWink California is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of uWink California have been presented for the comparative prior period;

         o Control of the net assets and business of Prologue was acquired effective December 4, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Prologue by uWink California. The historical cost of the net liabilities assumed was $750.

     As a result of the transaction described above we changed our name from Prologue to uWink, Inc. uWink California was incorporated under the laws of the State of Delaware on June 10, 1999.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,609,453 for the year ended December 31, 2003 and as of December 31, 2003, we had a working capital deficiency of $55,145. In addition, as of December 31, 2003, we had not developed a substantial source of revenue.

         These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2003 decreased by $73,291 (23.2%) from $315,367 for the year ended December 31, 2002 to $242,076 for the year ended December 31, 2003. We derive our revenue from the sale of our game terminals, licensing fees and network services. The decrease in revenue was due to a substantial reduction in sales and marketing efforts in 2003 resulting from limited working capital during that period.

         Cost of sales for the year ended December 31, 2003 decreased by $188,958 (73.4%) from $257,362 for the year ended December 31, 2002 to $68,404 for the year ended December 31, 2003. The decrease in cost of sales is due to the decrease in sales and a reduction in marketing expenditures resulting from limited capital reserves during that period.

          Our gross profit percentage was 18.4% for the year ended December 31, 2002 compared to 71.7% for the year ended December 31, 2003. The significant increase in the gross profit percentage was due to a significant proportional increase in licensing revenue, which was characterized by far lesser cost of goods sold.

         Selling, general and administrative expenses for the year ended December 31, 2003 decreased by $912,466 (38.8%) from $2,350,647 for the year ended December 31, 2002 to $1,438,181 for the year ended December 31, 2003. The decrease was due to a significant reduction in personnel and sales and marketing efforts in 2003 resulting from limited working capital during that period.

         Research and development expense for the year ended December 31, 2003 decreased by $240,818 (46.0%) from $523,051 for the year ended December 31, 2002 to $282,233 for the year ended December 31, 2003. The decrease was due to a significant reduction in research and development efforts in 2003 resulting from limited working capital during that period.

         Gain on the settlement of debt for the year ended December 31, 2003 increased by $141,253 (100.0%) from $nil for the year ended December 31, 2002 to $141,253 for the year ended December 31, 2003. In 2003, we were able to settle certain obligation with old vendors for amount less than we were originally charged for the product or services.

         Amortization of debt discounts for the year ended December 31, 2003 decreased by $444,294 (84.9%) from $523,186 for the year ended December 31, 2002 to $78,892 for the year ended December 31, 2003. In 2002 we issued $550,000 of bridge loans that included detachable warrants to purchase shares of our common stock and also a conversion feature. The debt discounts of $523,186 were amortized to expense over the six month term of the bridge loans. In 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. The debt discounts of $124,998 are being amortized to expense over the twelve month term of the note.

         Interest expense for the year ended December 31, 2003 decreased by $136,786 (52.2%) from $262,144 for the year ended December 31, 2002 to $125,358 for the year ended December 31, 2003. The decrease is due to the conversion of bridge loans and related party debt to equity during 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During the third and fourth quarters of 2003 we raised $3,227,756 in gross proceeds from the sale of 1,613,884 shares of our common stock. Subsequent to December 2003, we raised an additional $1,426,050 in gross proceeds from the sale of 713,025 shares of its common stock. We have used the net proceeds (after commissions and professional costs related to the merger) of the offering to restructure and improve its balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital. Our cash position after these transactions at December 31, 2003 was $1,156,170 million. At March 31, 2004 our cash position was approximately $ 1,200,000.

         During the fourth quarter of 2003 we also converted $ 862,179 of accrued payroll and related benefits into 365,107 shares of our common stock. Subsequent to December 2003, we have also converted an additional $108,710 of accrued payroll and related benefits into 48,584 shares of common stock.

         We believe that our working capital as of the date of this report will be sufficient to fund our current level of operations through the end of the current fiscal year ending December 31, 2004. However, we believe that we will need at least an additional $2 million of working capital to fund the projected demand for our Snap! and Design'R Bear products and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

SOURCES OF CASH

         Since January 1, 2002, we have principally financed our operations through a combination of (1) the issuance of eight (8) bridge loans ($550,000);
(2) the issuance of a convertible promissory note ($125,000); (3) the issuance of 316,846 shares of our common stock at $1.58 per share in a private offering (gross proceeds of $500,000 net of offering costs of $37,500); (4) the issuance of 1,613,884 shares of our common stock at $2.00 per share in private placement offerings (gross proceeds of $3,227,756 net of offering costs of $417,502); (5) the issuance of 193,276 shares of our common stock for services rendered ($305,000); and (6) the conversion of $73,341 of accounts payable into 30,984 shares of our common stock and the conversion of accrued payroll of $862,179 to 365,107 shares of our common stock. Subsequent to December 2003, we has also converted an additional $108,710 of accrued payroll and related benefits into 48,584 shares of our common stock.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of December 31, 2003 was $1,156,170.

         During the year ended December 31, 2003, we used $2,085,754 in cash in our operating activities, as compared to $449,692 for the year ended December 31, 2002. The significant change in the use of cash from our operating activities is due to the infusion of cash from the sale of our common stock which allowed us to pay past due payables and accrued liabilities.

         During the year ended December 31, 2003, we used $107,278 in cash in investing activities, as compared to $33,510 for the year ended December 31, 2002.

         During the year ended December 31, 2003, our financing activities provided cash in the amount of $3,342,754, as compared to $489,650 for the year ended December 31, 2002. The significant increase is due to the sale of our common stock in private placement offerings in 2003.

         Subsequent to December 31, 2003, we sold an additional 713,025 shares of our common stock through a private placement offering for gross proceeds of $1,426,050 and converted an additional $108,710 of accrued payroll into 48,584 shares of common stock.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, impairment of long-lived assets and intangible, and value of our stock and options/warrants issued for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         Revenue Recognition - We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touchscreen pay-for-play game terminals to our customer and we believe that collect ability is probable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. We usually have agreements with our customers to deliver the requested terminals for a fixed price. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support ("PCS") that is bundled with the initial purchase and is for one year or less is recognized at the time of the initial purchase, if collectability of the resulting receivables is probable. The estimated cost to us to provide such services is accrued and amortized over the expected weighted average life of the obligation period of nine months. We also recognize revenue from tournament play and league play at the time the entry fees are paid and accrue the cost of the estimated payouts.

OFF-BALANCE SHEET ARRANGEMENTS

         We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report....................................................................................F-1
Consolidated Balance Sheet as of December 31, 2003..............................................................F-2
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002............................F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2003 and 2002....................................................................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002............................F-6
Notes to Consolidated Financial Statements .....................................................................F-7

                           UWINK, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                                               Page
                                                                                               ----
INDEPENDENT AUDITORS' REPORT:
     Report on Audited Financial Statements                                                     F-1

FINANCIAL STATEMENTS:
      Consolidated Balance Sheet as of December 31, 2003                                        F-2
      Consolidated Statements of Operations for the years ended December 31, 2003 and 2002      F-3
      Consolidated Statement of Stockholders' Equity for the years ended
          December 31, 2003 and 2002                                                            F-4
      Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002      F-5
     Notes to Consolidated Financial Statements                                                 F-7

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of uWink, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of uWink, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two year periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of uWink, Inc. and subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two year periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses and negative cash flow from operations since its inception, has a working capital deficit and has not developed a substantial source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 7, 2004

                           UWINK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                               December
                                                                               31, 2003
                                                                             ------------
       ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                              $  1,156,170
      Account receivable, net of allowance for doubtful accounts of $0            132,157
      Inventory, net                                                              179,136
      Deposits and other current assets                                            41,530
                                                                             ------------
TOTAL CURRENT ASSETS                                                            1,508,993

PROPERTY AND EQUIPMENT, net                                                       134,332
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
      accumulated amortization of $733,835                                         46,777
                                                                             ------------
TOTAL ASSETS                                                                 $  1,690,102
                                                                             ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                       $    796,807
      Accrued expenses                                                             68,615
      Accrued payroll and related benefits                                        252,688
      Unearned revenue                                                            159,722
      Due to related parties                                                       57,412
      Convertible note payable, net of discount of $46,106                         78,894
      Bridge loan payable                                                         150,000
                                                                             ------------
TOTAL CURRENT LIABILITIES                                                       1,564,138
                                                                             ------------

COMMITMENT AND CONTINGENCIES (Note 10)                                                 --

STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value; 50,000,000 shares
         authorized; 8,444,049 shares issued and outstanding                        8,444
      Additional paid-in capital                                               16,888,831
      Accumulated deficit                                                     (16,771,311)
                                                                             ------------
TOTAL STOCKHOLDERS' EQUITY                                                        125,964
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  1,690,102
                                                                             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended
                                                         ------------------------------
                                                          December           December
                                                          31, 2003           31, 2002
                                                         -----------        -----------
NET SALES                                                $   242,076        $   315,367

COST OF SALES                                                 68,404            257,362
                                                         -----------        -----------
GROSS PROFIT                                                 173,672             58,005
                                                         -----------        -----------

OPERATING EXPENSES
      Selling, general and administrative expenses         1,438,181          2,350,647
      Research and development                               282,233            523,051
                                                         -----------        -----------

TOTAL OPERATING EXPENSES                                   1,720,414          2,873,698
                                                         -----------        -----------

LOSS FROM OPERATIONS                                      (1,546,742)        (2,815,693)
                                                         -----------        -----------

OTHER INCOME (EXPENSE)
      Interest income                                            286              1,213
      Gain on settlement of debt                             141,253                 --
      Amortization of debt discounts                         (78,892)          (523,186)
      Interest expense                                      (125,358)          (262,144)
                                                         -----------        -----------

TOTAL OTHER INCOME (EXPENSE)                                 (62,711)          (784,117)
                                                         -----------        -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (1,609,453)        (3,599,810)

PROVISION FOR INCOME TAXES                                        --                 --
                                                         -----------        -----------

NET LOSS                                                  (1,609,453)        (3,599,810)

AMORTIZATION OF PREFERRED STOCK DISCOUNTS                   (199,768)          (138,358)
                                                         -----------        -----------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS               $(1,809,221)       $(3,738,168)
                                                         ===========        ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $     (0.49)       $     (1.49)
                                                         ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC AND DILUTED                      3,679,222          2,501,871
                                                         ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                   PREFERRED STOCK               PREFERRED STOCK
                                                      SERIES A                      SERIES B                    COMMON STOCK
                                              SHARES            AMOUNT       SHARES           AMOUNT      SHARES           AMOUNT
                                         ------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                   2,950,000            295      2,131,395            213      2,434,484          2,435

Issuance of common stock for
      accounts payable                                                                                      30,984             31

Issuance of common stock for services                                                                      193,276            193

Value of warrants issued for services

Issuance of warrants attached
      to bridge loans

Beneficial conversion feature
      related to bridge loans

Amortization of discount on
      preferred stock

Value of options issued at below
      market price

Net loss
                                         ------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                   2,950,000   $        295      2,131,395   $        213      2,658,744          2,659

Issuance of common stock for
      conversion of bridge loans and
      related accrued interest                                                                             789,938            790

Issuance of common stock for conversion
      of related party debt                                                                                380,215            380

Issuance of common stock for cash, net                                                                   1,930,730          1,931

Issuance of common stock to employees
     for accrued payroll                                                                                   365,107            365

Issuance of warrants attached to
      convertible note

Beneficial conversion feature related
      to convertible note

Amortization of discount on
      preferred stock

Value of options issued at below
      market price

Conversion of Series A and B preferred
      stock into common stock               (2,950,000)          (295)    (2,131,395)          (213)     1,610,122          1,610

Issuance of common stock in connection
      with merger of Prologue                                                                              709,193            709

Net loss
                                         ------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                               $         --             --   $         --      8,444,049          8,444
                                         ==========================================================================================

                                            ADDITIONAL
                                              PAID-IN      ACCUMULATED
                                              CAPITAL        DEFICIT          TOTAL
                                         ----------------------------------------------
BALANCE, DECEMBER 31, 2001                   8,804,860     (11,223,922)     (2,416,119)

Issuance of common stock for
      accounts payable                          73,310                          73,341

Issuance of common stock for services          304,807                         305,000

Value of warrants issued for services           91,429                          91,429

Issuance of warrants attached
      to bridge loans                          261,593                         261,593

Beneficial conversion feature
      related to bridge loans                  261,593                         261,593

Amortization of discount on
      preferred stock                          138,358        (138,358)             --

Value of options issued at below
      market price                              46,027                          46,027

Net loss                                                    (3,599,810)     (3,599,810)
                                         ----------------------------------------------

BALANCE, DECEMBER 31, 2002                 $  9,981,977    $(14,962,090)  $ (4,976,946)

Issuance of common stock for
      conversion of bridge loans and
      related accrued interest               1,659,059                       1,659,849

Issuance of common stock for conversion
      of related party debt                    599,620                         600,000

Issuance of common stock for cash, net       3,270,823                       3,272,754

Issuance of common stock to employees
     for accrued payroll                       861,814                         862,179

Issuance of warrants attached to
      convertible note                          62,499                          62,499

Beneficial conversion feature related
      to convertible note                       62,499                          62,499

Amortization of discount on
      preferred stock                          199,768        (199,768)             --

Value of options issued at below
      market price                             193,333                         193,333

Conversion of Series A and B preferred
      stock into common stock                   (1,102)                             --

Issuance of common stock in connection
      with merger of Prologue                   (1,459)                           (750)

Net loss                                            --      (1,609,453)     (1,609,453)
                                         ----------------------------------------------

BALANCE, DECEMBER 31, 2003                $ 16,888,831    $(16,771,311)   $    125,964
                                         ==============================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended
                                                                    --------------------------
                                                                     December       December
                                                                     31, 2003       31, 2002
                                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                        $(1,609,453)   $(3,599,810)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Value of warrants issued for services                                --         91,429
        Amortization of discount on bridge loans/convertible note        78,892        523,186
        Common stock issued for services                                     --        305,000
        Value of options issued below market price                      193,333         46,027
        Depreciation and amortization expense                           140,084        438,965
        Allowance for doubtful accounts                                      --          4,958
        Inventory obsolescence reserve                                       --         50,000
    Changes in operating assets and liabilities:
      Accounts receivable                                               (71,988)        24,213
      Inventory                                                         (21,233)       371,806
      Deposits and other current assets                                 (19,815)        18,506
      Accounts payable                                                 (280,014)       253,172
      Accrued expenses                                                   27,555         64,584
      Accrued payroll and related benefits                             (682,837)       988,357
      Unearned revenue                                                  159,722        (30,085)
                                                                    -----------    -----------
Net cash used in operating activities                                (2,085,754)      (449,692)
                                                                    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Payments for property and equipment                                (107,278)            --
    Payments for software development costs                                  --        (33,510)
                                                                    -----------    -----------
Net cash used in investing activities                                  (107,278)       (33,510)
                                                                    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Change in cash overdraft                                                 --        (13,600)
    Proceeds from issuance of bridge loans                                   --        550,000
    Proceeds from issuance of convertible note                          125,000             --
    Repayments from advances from related parties                       (55,000)       (46,750)
    Proceeds from issuance of common stock                            3,727,756             --
    Payment of offering costs                                          (455,002)            --
                                                                    -----------    -----------
Net cash provided by financing activities                             3,342,754        489,650
                                                                    -----------    -----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                  1,149,722          6,448

CASH AND CASH EQUIVALENTS, Beginning of year                              6,448             --
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, End of year                              $ 1,156,170    $     6,448
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Interest paid                                                   $    68,334    $        --
                                                                    ===========    ===========
    Income taxes paid                                               $        --    $        --
                                                                    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the year ended December 31, 2003, the Company: 1) converted $1,400,000 of bridge loans and $259,849 of accrued interest into 789,938 shares of common stock, 2) converted $600,000 of an advance from a related party into 380,215 shares of common stock, 3) converted 2,950,000 and 2,131,395 shares of Series A and Series B preferred stock, respectively into 1,610,122 shares of common stock, and 4) converted $862,179 of accrued payroll into 365,107 shares of common stock.

      During the year ended December 31, 2002, the Company: 1) converted $73,341 of accounts payable into 30,984 shares of common stock, 2) issued 193,276 shares of common stock for services valued at $305,000 and 3) issued 71,290 warrants valued at $91,429 for services rendered.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

      uWink, Inc. (formerly Prologue) was incorporated under the laws of the State of Utah on October 14, 1982. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue acquired all the issued and outstanding shares of uWink California's capital stock. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California acquired a majority of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

      o uWink California is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of uWink California have been presented for the comparative prior period;

      o Control of the net assets and business of Prologue was acquired effective December 4, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Prologue by uWink California. The historical cost of the net liabilities assumed was $750.

      uWink California was incorporated under the laws of the State of Delaware on June 10, 1999. uWink, Inc. (formerly Prologue) and its subsidiary, uWink California, Inc. are hereafter referred to as "the Company." The Company designs, develops and markets entertainment software along with touchscreen pay-for-play game terminals and lottery and gaming kiosks in public locations. The Company derives its revenue from the sale of its game terminals, licensing fees and network services.

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,609,453 for the year ended December 31, 2003 and as of December 31, 2003, the Company had a working capital deficiency of $55,145. In addition, as of December 31, 2003, the Company has not developed a substantial source of revenue.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      In the second half of 2003, the Company raised $3,227,756 in gross proceeds from the sale of 1,613,884 shares of the Company's common stock. Subsequent to December 2003, the Company raised an additional $1,426,050 in gross proceeds from the sale of 713,025 shares of its common stock. The Company has used the net proceeds (after commissions and professional costs related to the merger) of the offering to restructure and improve its balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital. The Company's cash position after these transactions at December 31, 2003 was $1,156,170. At March 31, 2004 the Company's cash position was approximately $ 1,200,000.

      The Company believes that its working capital as of the date of this report will be sufficient to fund the current level of operations through the end of the current fiscal year ending December 31, 2004. However, the Company believes that it will need at least an additional $2 million of working capital to fund the projected demand for its Snap! and Design'R Bear products and, if necessary, to finance future losses from operations as it endeavors to build revenue and reach a profitable level of operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. However, as of the date of this report, there are no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise the required funds, its ability to finance our continued growth will be materially adversely affected.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of uWink, Inc. and its subsidiary, uWink California, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003, the Company used estimates in determining the realization of its accounts receivable and inventory, capitalization and amortization of software development costs, unearned revenue and fair value of equity instruments issued for services. Actual results could differ from these estimates.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and unearned revenue, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

      Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

      Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

      Inventory

      Inventory consisting of raw materials, work in process and finished goods are stated at the lower of cost utilizing the first-in, first-out method or market. An obsolescence reserve is estimated for parts whose values have been determined to be impaired or whose future utility appears limited.

      Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-10 years for machinery and equipment and 3-5 years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

      Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

      Research and Development

      Research and development costs are charged to expense as incurred until technological feasibility has been established. These costs consist primarily of salaries and direct payroll related costs.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      Software Development Costs

      Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins with the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

      Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

      Revenue Recognition

      The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touchscreen pay-for-play game terminals to its customer and the Company believes that collectability is probable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. The Company usually has agreements with its customers to deliver the requested terminals for a fixed price. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support ("PCS") that is bundled with the initial purchase and is for one year or less is recognized at the time of the initial purchase, if collectability of the resulting receivables is probable. The estimated cost to the Company to provide such services is accrued and amortized over the expected weighted average life of the obligation period of nine months.

      The Company also recognizes revenue from tournament play and league play at the time the entry fees are paid and accrues the cost of the estimated payouts.

      Impairment of Long-Lived Assets

      In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30,"Reporting the Results of Operations-Reporting the

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.

      Stock Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2003 and 2002:

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                            2003               2002
                                                         -----------        -----------
          Net loss
            As reported                                  $(1,609,453)       $(3,599,810)
            Compensation recognized under APB 25             193,333             46,027
            Compensation recognized under SFAS 123          (333,841)          (602,035)
                                                         -----------        -----------
                       Pro forma                         $(1,749,961)       $(4,155,818)
                                                         ===========        ===========

          Basic and diluted loss per common share
            As reported                                  $     (0.49)       $     (1.49)
            Pro forma                                    $     (0.48)       $     (1.66)


      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 223%; and a weighted average expected life of the option of 10 years, respectively. There were no options granted in 2003.

      Advertising and Marketing Costs

      The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 amounted to $14,014 and $35,626, respectively.

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Earnings Per Share

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2003 and 2002 because the effect would have been anti-dilutive:

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                            2003               2002
                                                                          ---------          ---------
              Shares to be issued upon conversion of preferred stock              -          1,610,018
              Shares to be issued upon conversion of bridge loans/
                 Convertible notes                                          174,265            770,991
              Stock options issued to employees                             613,413            794,332
              Warrants issued to consultants and finders                    258,824            137,036
              Warrants issued for financing                                 583,865            504,653
                                                                          ---------          ---------
                                                                          1,630,367          3,817,030
                                                                          =========          =========

      Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003 and 2002, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

      Discount on Bridge Loans, Convertible Note and Preferred Stock

      Discounts on bridge loans and preferred stock are principally the values attributed to the detachable warrants issued in connection with the bridge loans and the value of the preferential conversion feature associated with the bridge loans and preferred stock. These discounts are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-27 issued by the American Institute of Certified Public Accountants.

      Recently Issued Accounting Pronouncements

      During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement were applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

      During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 150 which did not have an impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

      In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2 - INVENTORY

      Inventory at December 31, 2003 consisted of the following:

          Raw materials                                     $ 129,318
          Finished goods                                       99,818
                                                            ---------
                                                              229,136
          Less allowance for obsolete inventory               (50,000)
                                                            ---------
                                                            $ 179,136
                                                            =========

      During the year ended December 31, 2002, the Company wrote off slow-moving and obsolete inventory amounting to $214,547.

NOTE 3 - PROPERTY AND EQUIPMENT

      The cost of property and equipment at December 31, 2003 consisted of the following:

          Computer equipment                                   $ 219,713
          Office furniture and equipment                          17,926
          Leasehold improvements                                  84,849
          Machinery and equipment                                140,691
                                                               ---------

                                                                 463,179
          Less accumulated depreciation and amortization        (328,847)
                                                               ---------

                                                               $ 134,332
                                                               =========

      Depreciation expense for the years ended December 31, 2003 and 2002 was $95,300 and $90,039, respectively.

NOTE 4 - DUE TO RELATED PARTIES

      Due to related parties at December 31, 2003 consists of amounts advanced to the Company by certain related parties. These advances bear interest ranging from prime plus 3% to 12% per annum and are payable upon demand. During the year ended December 31, 2003, $600,000 of these advances were converted into 380,215 shares of common stock and $55,000 was repaid in cash.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 5 - CONVERTIBLE NOTE PAYABLE

      On May 14, 2003, the Company entered into a convertible promissory note in the amount of $125,000. The note bears interest at 8% per annum and is due on May 14, 2004. The note can be converted, at the option of the holder, to shares of the Company's common stock at $1.58 per share, the market value of the Company's common stock on May 14, 2003. In addition to the convertible note payable, the lender was issued 79,211 warrants to purchase shares of the Company's common stock for $0.03 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this convertible note payable. The estimated value of the warrants of $124,995 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the convertible note payable of $125,000 was proportionately allocated to the convertible note payable and the warrants in the amount of $62,501 and $62,499, respectively. The amount allocated to the warrants of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The value of the convertible note payable was then allocated between the convertible note payable and the preferential conversion feature, which amounted to $2 and $62,499, respectively. The amount allocated to the preferential conversion feature of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable will be amortized over the one year term of the convertible note payable. For the year ended December 31, 2003, $78,892 was amortized to expense.


NOTE 6 - BRIDGE LOAN PAYABLE

      Bridge loan payable at December 31, 2003 consisted of the following:

         Loan payable issued on March 15, 2002, interest
              rate 10%, unsecured, principal payments and
              accrued interest was due on September 9, 2002.
              This loan is in default                           $   150,000
                                                                ===========

      On August 25, 2001, the Company entered into a bridge loan agreement bearing interest at 10% per annum, in the amount of $1,000,000, with the right to convert the loan into common stock at the most recent price per share for which the Company sold shares of its common stock. In addition to the bridge loan, the lender was issued 56,579 warrants to purchase shares of the Company's common stock for $4.42 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this bridge loan. The estimated value of the warrants of $224,322 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 196%. The face amount of the bridge loan of $1,000,000 was proportionately allocated to the bridge loan and the warrants in the amount of $816,779 and $183,221, respectively. The amount allocated to the warrants of $183,221 was recorded as a discount on the bridge loan and as additional paid-in capital. The value of the bridge loan was then allocated between the bridge loan and the preferential conversion feature, which amounted to $633,558 and $183,221, respectively. The amount allocated to the preferential conversion feature of $183,221 was recorded as a discount on the bridge loan and as additional paid-in capital. The discounts on the bridge loan were amortized over the six month term of the loan. For the year ended December 31, 2001, $336,442 was amortized to interest expense.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      On March 15, 2002, the Company entered into seven bridge loan agreements bearing interest at 10% per annum, in the aggregate amount of $500,000, with the right to convert the loans into common stock at the most recent price per share for which the Company sold shares of its common stock. In addition to the bridge loans, the lenders were issued 211,232 warrants to purchase shares of the Company's common stock for $2.37 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loans and the fair value of the detachable warrants issued in connection with these bridge loans. The estimated value of the warrants of $465,393 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the bridge loans of $500,000 was proportionately allocated to the bridge loans and the warrants in the amount of $258,962 and $241,038, respectively. The amount allocated to the warrants of $241,038 was recorded as a discount on the bridge loans and as additional paid-in capital. The value of the bridge loans was then allocated between the bridge loans and the preferential conversion feature, which amounted to $17,924 and $241,038, respectively. The amount allocated to the preferential conversion feature of $241,038 was recorded as a discount on the bridge loans and as additional paid-in capital. The discounts on the bridge loans were amortized over the six month term of the loans. For the year ended December 31, 2002, $482,076 was amortized to interest expense.

      On June 4, 2002, the Company entered into a bridge loan agreement bearing interest at 10% per annum, in the amount of $50,000, with the right to convert the loan into common stock at the most recent price per share for which the Company sold shares of its common stock. In addition to the bridge loan, the lender was issued 15,842 warrants to purchase shares of the Company's common stock for $2.37 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this bridge loan. The estimated value of the warrants of $34,904 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the bridge loan of $50,000 was proportionately allocated to the bridge loan and the warrants in the amount of $29,445 and $20,555, respectively. The amount allocated to the warrants of $20,555 was recorded as a discount on the bridge loan and as additional paid-in capital. The value of the bridge loan was then allocated between the bridge loan and the preferential conversion feature, which amounted to $8,890 and $20,555, respectively. The amount allocated to the preferential conversion feature of $20,555 was recorded as a discount on the bridge loan and as additional paid-in capital. The discounts on the bridge loan were amortized over the six month term of the loan. For the year ended December 31, 2002, $41,110 was amortized to interest expense.

      In 2003, $1,400,000 of these bridge loans described above and $259,849 of related accrued interest were converted into 789,938 shares of the Company's common stock.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - STOCKHOLDERS' EQUITY

      Preferred Stock of uWink

      The Company has authorized 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to establish, from the authorized shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series. Without limiting the authority of the Board of Directors granted hereby, each such class or series of Preferred Stock shall have such voting powers (full or limited or no voting powers), such preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. Fully-paid stock of this corporation shall not be liable to any further call or assessment.

      Preferred Stock of uWink California

      The Company has authorized 10,000,000 shares of $0.0001 par value Preferred Stock, of which 3,000,000 shares are designated as Series A Convertible Preferred Stock ("Series A") and 3,000,000 shares are designated as Series B Convertible Preferred Stock ("Series B").

      In the event of voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Series A stockholders will be entitled to a distribution of $1.00 per shares. The Series A can be converted into shares of common stock on a one-for-one basis at the option of the holder, but will automatically be converted to common stock upon the consummation of an initial public offering of securities of the Company under the Securities Act of 1933, as amended.

      In the event of voluntary or involuntary liquidation, dissolution or winding-up of the Company, the Series B stockholders will be entitled to a distribution of $2.00 per shares. The Series B can be converted into shares of common stock on a one-for-one basis at the option of the holder, but will automatically be converted to common stock upon the consummation of an initial public offering of securities of the Company under the Securities Act of 1933, as amended.

      On June 10, 2001, in connection with the issuance of 247,500 shares of Series B, the Company issued 78,419 warrants to purchase shares of the Company's common stock for $6.31 per share. In accordance with EITF 00-27, the Company first determined the value of the Series B and the fair value of the detachable warrants issued in connection with the Series B. The estimated value of the warrants of $357,936 was determined using the Black-Scholes option pricing model and the following assumptions: term of 3 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 196%. The amount raised through the issuance of the Series B of $495,000 was proportionately allocated to the Series B and the warrants in the amount of $287,272 and $207,728, respectively. The amount allocated to the warrants of $207,728 was recorded as a discount on the Series B and amortized directly to retained earnings over the three year life of the warrants. The carrying amount of the Series B was then allocated between the Series B and the preferential conversion feature, which amounted to $79,544 and $207,728, respectively. The amount allocated to the preferential conversion feature of $207,728 was recorded as a discount on Series B and amortized over three years directly to retained earnings. The amortization of these Series B discounts for the years ended December 31, 2003 and 2002 amounted to $199,768 and $138,358, respectively.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      Common Stock

      During the year ended December 31, 2002, the Company:

            o issued 30,984 shares of common stock in exchange for $73,341 of accounts payable. The price of the common stock used to calculate the number of shares to issue in this exchange was $2.37 per shares which was the price negotiated with the vendors; and

            o issued 193,276 shares of common stock in exchange for services valued at $305,000. The price of the common stock to calculate the number of shares to issue in this exchange for services was $1.58 per shares which represented the price of the Company's stock based on recent private placement offerings.

      During the year ended December 31, 2003, the Company:

            o issued 789,938 shares of common stock in exchange for $1,400,000 of bridge loans and $259,849 of related accrued interest. The price of the common stock to calculate the number of shares to issue was based on the price established in the respective bridge loan agreements;

            o issued 380,215 shares of common stock in exchange for $600,000 of an advance from a related party. The price of the common stock to calculate the number of shares of $1.58 was to issue was based on the price negotiated with the lender and approximates the fair value of the Company's stock;

            o sold 1,930,730 shares of common stock for cash in private placement offerings for gross proceeds of $3,727,756. The Company paid $455,002 in offering costs to the placement agent. In addition, the Company issued to the placement agent 161,394 warrants to purchase shares of the Company's common stock for $2.00 per share;

            o issued 365,107 shares of common stock in exchange for accrued payroll of $862,179;

            o exchanged 2,950,000 and 2,131,395 shares of Series A and Series B preferred stock for 1,610,122 shares of common stock; and


NOTE 8 - STOCK OPTIONS AND WARRANTS

      Stock Options

      In 2000, the Company's Board of Directors approved the Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options to certain employees, officers, directors, consultants, and agents of the Company. Under the Plan, the Company may grant options with respect to shares of common stock to be granted at not less than fair market value. Options granted under the Plan generally vest in equal annual installments over three years and may be exercised for a period of one to 10 years as determined by the Board of Directors.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      Transactions under the Plans during the years ended December 31, 2002 and 2003 are summarized as follows:

      The following table summarizes the options outstanding:

                                                                     Weighted
                                                    Stock             Average
                                                   Option            Exercise
                                                    Plan               Price
                                                ----------         ------------
           Balance, December 31, 2001              522,954         $   3.53
               Granted                             597,571         $   0.79
               Canceled                           (326,193)        $   3.53
                                                ----------
           Balance, December 31, 2002              794,332         $  1.48
               Granted                                   -         $   -
               Canceled                           (180,919)        $   3.22
                                                ----------
           Balance, December 31, 2003              613,413         $  0.98
                                                ==========

           Exercisable at December 31, 2003        326,222         $  1.45
                                                ==========


      The weighted average remaining contractual life of options outstanding issued under the Plan is 8.34 year at December 31, 2003. The exercise price for the options outstanding under the Plan at December 31, 2002 ranged from $0.32 to $6.31.

      For options granted during the year ended December 31, 2002 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $2.34 and the weighted-average exercise price of such options was $2.37. For options granted during the year ended December 31, 2002 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $1.58 and the weighted-average exercise price of such options was $0.32. The Company recognized an expense of $193,333 and $46,027 for the years ended December 31, 2003 and 2002, respectively, related to these options that were granted where the exercise price was less than the stock price at the date of grant. No options were granted during the year ended December 31, 2002 where the exercise price was greater than the stock price at the date of grant. There were no options granted during the year ended December 31, 2003.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      Warrants

      The Company has issued warrants to consultants and finders for services rendered and in connection with raising capital. The following table summarizes the warrants outstanding:

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                      Warrants      Price
                                                      --------    ---------
          Balance, December 31, 2001                  335,404     $  5.78
              Granted                                 306,285     $  2.21
                                                      --------
          Balance, December 31, 2002                  641,689     $  4.07
              Granted                                 240,606     $  1.36
              Canceled                                (39,606)    $  4.92
                                                      --------
          Balance, December 31, 2003                  842,689     $  3.25
                                                      ========

          Exercisable at December 31, 2003            842,689     $  3.25
                                                      ========


      The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 3.5% and 3.5 %; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 223% and 223%; and a weighted average expected life of the option of 10 and 5 years, respectively.

      The weighted average remaining contractual life of warrants outstanding is
      4.24 years at December 31, 2003. The exercise price for the warrants outstanding at December 31, 2003 ranged from $0.03 to $6.31. During the year ended December 31, 2002, the Company recognized an expense of $91,429 related to the issuance of 225,000 warrants for services.

NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 are as follows:

                  Deferred tax assets:

                        Federal net operating loss                               $  4,997,000
                        State net operating loss                                      444,000
                        Equity instruments issued for compensation/services           503,000
                        Accounts receivable reserves                                   20,000
                                                                                 ------------
                                                                                    5,964,000
                  Total deferred tax assets
                        Less valuation allowance                                   (5,964,000)
                                                                                 ------------
                                                                                 $         --
                                                                                 ============

         During the year ended December 31, 2003, the valuation allowance increased by $540,000.

         At December 31, 2003, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $14,787,000 and $7,404,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2015 through 2018. State NOLs, if unused, could expire in varying amounts from 2005 through 2008.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2002 and 2001 is as follows:

                                                                2003               2002
                                                              -------            -------
              Federal income tax rate                          (34.0%)           (34.0%)
              State tax, net of federal benefit                 (6.0%)            (6.0%)
              Non-deductible items                               4.8%              0.5%
              Reserves for accounts receivable
                 and inventory                                  (2.9%)             1.9%
              Equity instruments issued for
                 Compensation/services                          21.4%              4.4%
              Increase in valuation allowance                   16.7%             33.2%
                                                              -------            -------
              Effective income tax rate                          0.0%              0.0%
                                                              =======            =======

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized. See Notes 7 and 11.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Other Litigation

      In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2003, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

      Leases

      The Company leases a 10,000 square foot office building in Los Angeles, California under an operating lease agreement that expires in January 2005. The lease provides for current monthly lease payments of $10,000.

      Future minimum lease payments applicable to non-cancelable operating leases as of December 31, 2003, are as follows:

                                                        Operating
                                                         Leases
                                                        ---------
                   Year ending December 31,
                        2004                            $  120,000
                        2005                                10,000
                                                        ---------

                   Net Minimum Lease Payments           $  130,000
                                                        ==========

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      The Company incurred rent expense of $85,110 and $88,593 for the years ended December 31, 2003 and 2002, respectively.

NOTE 11 - SUBSEQUENT EVENTS

      Subsequent to December 31, 2003, the Company has sold an additional 713,025 shares of its common stock through a private placement offering for gross proceeds of $1,426,050. In addition, the Company has converted $108,710 of accrued payroll and related benefits into 48,584 shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 16, 2004, our board of directors approved the dismissal of Pritchett Siler & Hardy PC ("Pritchett Siler & Hardy") as our independent public accountants and the selection of Stonefield Josephson, Inc. as their replacement.

         Pritchett Siler & Hardy's reports on our consolidated financial statements for the two fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles except that the reports were modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that we would continue as a going concern.

         During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through January 16, 2004, there were no disagreements between us and Pritchett Siler & Hardy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Pritchett Siler & Hardy's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K. We provided Pritchett Siler & Hardy with a copy of the foregoing disclosures. A copy of Pritchett Siler and Hardy's letter, dated January 20, 2004, stating its agreement with such statements was filed as an exhibit to our current report on Form 8-K dated January 16, 2004.

         In addition, during our two fiscal years ended December 31, 2002 and 2001 and the subsequent interim periods, we did not consult with Stonefield Josephson, Inc. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

      These changes in our independent accounting firm were reported on Form 8-K dated January 16, 2004. Our 2002 and 2003 financial statements were audited by Stonefield Josephson, Inc.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name and age of our directors and executive officers and their position(s).

                    Name                           Age                            Position

Nolan K. Bushnell                                  61        Chairman   of  the   Board  of   Directors,   Chief
                                                             Executive  Officer,  President and Chief  Financial
                                                             Officer

Andrew Rifkin                                      48        Chief Technology Officer

Raymond Hibarger                                   61        Executive Vice President of Sales and Marketing

Bruce P. Kelly                                     59        Director

Peter J. Sprague                                   64        Director


         Mr. Bushnell has been the chairman of our board of directors, chief executive officer and chief financial officer since December 4, 2003 following our acquisition of uWink California. Mr. Bushnell founded uWink California and has acted as its chairman, chief executive officer and president since 1999. Mr. Bushnell is best known as the creator of Atari Corporation and Chuck E. Cheese's Pizza Time Theater. In 1980, Mr. Bushnell founded Catalyst Technologies, an incubator which spawned more than 20 companies, including Etak, ACTV, Androbot, Axlon, Magnum Microwave, Irata and ByVideo. Mr. Bushnell holds several patents on some of the basic technologies for many of the early video games developed and is also the inventor or co-inventor of numerous patents in various other fields and industries. Mr. Bushnell received his B.S. in Electrical Engineering from the University of Utah, where he is a "Distinguished Fellow", and later attended Stanford University Graduate School. Mr. Bushnell is also currently a director of Wave Systems Corp. (NASDAQ: WAVX).

         Mr. Rifkin has been our Chief Technology Officer since December 4, 2003 following our acquisition of uWink California. Mr. Rifkin joined uWink California as its Chief Technology Officer on November 6, 2002. Mr. Rifkin has developed interactive multimedia products for education and entertainment, has been responsible for the real time systems to support business-to-business and business to consumer transactions, as well as developing video games and cable/Internet delivery systems, critical monitoring equipment for the medical industry and low cost award winning concepts for the toy industry. Prior to joining uWink California, Mr. Rifkin consulted with a number of companies on broadband and software applications from 1999 until 2002. From 1994 to 1999, Mr. Rifkin worked for Mattel, Inc. serving as Senior Vice President of Design & Development for Mattel Media and Senior Vice President of Creative Technology. In this capacity, Mr. Rifkin created a division of Mattel that became the leading publisher of children's software.

         Mr. Hibarger has been our Executive Vice President of Sales and Marketing since December 4, 2003 following our acquisition of uWink California. Mr. Hibarger joined uWink California as its Executive Vice President of Sales and Marketing on July 1, 2002. Immediately prior to joining uWink California, Mr. Hibarger was the Chief Financial Officer and Executive Vice President for Medalist Marketing Corp., where he created a thriving market for coin-op electronic dartboards in Japan. Mr. Hibarger has held top management positions in the coin-op amusement and gaming industry for more than 30 years. As founder and CEO, he grew Hanson Distributing Company into a major regional distributor of pay-for-play amusement and gaming devices. He personally negotiated and consummated the first sale of slot machines under the Indian Gaming Regulatory Act of 1988. As Vice President of Operations for Australian slot machine manufacturer, Aristocrat Inc., he was responsible for sales in regulated gaming venues throughout North and South America. He received his B.S. in Chemical Engineering from U.C. Berkeley and achieved Ph.D. Candidacy in Chemical Engineering from the University of Minnesota.

         Mr. Kelly has been a director since December 4, 2003 following our acquisition of uWink California. Mr. Kelly has been President and CEO of Nolan Securities, an investment banking firm since 1998, and prior to that was Managing Director since 1995. Prior to 1995 Mr. Kelly was founder and Chairman of Newgrange Financial, an investment banking firm with a broker-dealer subsidiary, as well as a Baird Patrick investment banker focusing on insurance and technology. He is presently a Trustee of Shakespeare and Company (Lenox, MA). He received his B.A. with honors and his M.A. from NYU.

         Mr. Sprague has been a director since December 4, 2003 following our acquisition of uWink California. Mr. Sprague served as Chairman of National Semiconductor from 1965 to 1995. He founded Wave Systems Corp., developer of a [patented process for tracking and billing for information from any source to any platform], in 1988 and served as its Chairman until 2003. Mr. Sprague is currently Chairman of WavXpress, a majority-owned subsidiary of Wave Systems Corp. WavXpress enables secure broadband distribution of premium digital content. The company delivers full-screen, DVD-quality video, games, music and software. WavXpress supports a variety of business models, including subscription, pay-per-view, and advertising services. He graduated from Yale University with a B.A. in Political Science, followed by graduate work at MIT and Columbia.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee  financial  expert,  as defined under
Section 228.401, because we do not have an audit committee and we are not required to have an audit committee because we are not a listed security as defined in Section 240.10A-3.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all
Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, we believe that during 2003 Nolan Bushnell, Bruce Kelly, Peter Sprague, Andrew Rifkin and Raymond Hibarger failed to timely file their Form 3 Initial Statement of Beneficial Ownership as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. The failure to timely file these Forms has since been remedied.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our chief executive officer and chief financial officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 5443 Beethoven Street, Los Angeles, California 90066.

ITEM 10.  EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of our last three fiscal years.

                          Annual Compensation                                         Long-Term
                                                                                     Compensation
                          ----------------------------------------------------------------------------

                                                                     Other            Securities
                                                                     Awards           Underlying           All Other
    Name and Position      Year     Salary ($)     Bonus ($)    Compensation ($)   Options/SARs (#)     Compensation ($)
---------------------------------------------------------------------------------------------------------------------------
Nolan K. Bushnell (1)      2003      $159,773         -0-             -0-                 -0-                 -0-
President, CEO and CFO     2002      $135,000(2)      -0-         $50,000 (3)             -0-                 -0-
                           2001      $162,500(2)      -0-             -0-                 -0-                 -0-

Andrew Rifkin (4)          2003       $35,572         -0-             -0-                 -0-                 -0-
Chief Technology Officer   2002       $41,120(5)      -0-             -0-             158,423 (6)             -0-


Raymond Hibarger (7)       2003       $85,350         -0-             -0-                 -0-                 -0-
Executive Vice President   2002      $60,000(8)       -0-             -0-             126,739 (9)             -0-

-----------------------------------

(1)      Mr.  Bushnell  became  our  President  and  CEO  on  December  4,  2003 immediately following our acquisition of uWink California. Prior to becoming an executive officer of our company, Mr. Bushnell was President and CEO of uWink California. Compensation reported for 2002 and 2001 relates to uWink California. Compensation reported in 2003 includes amounts prior to our acquisition of uWink California and subsequent to the acquisition.

(2) Included in 2002 and 2001 is $135,000 and $87,500, respectively, of deferred compensation that was paid in 2003 as follows: 1) $35,000 in cash; 2) $119,156 converted to 72,181 shares of our common stock under an agreement dated November 15, 2002 between Mr. Bushnell and uWink California which was assumed by our company and 3) $68,344 which was forgiven.

(3) As consideration for services rendered in 2002, uWink California's board of directors granted Mr. Bushnell common stock with a fair market value (as determined by their board of directors) of $50,000. In connection with our acquisition of uWink California, these shares were transferred to us in exchange for 158,423 shares of our common stock.

(4) Mr. Rifkin became our Chief Technology Officer on December 4, 2003, immediately following our acquisition of uWink California. Prior to becoming an executive officer of our company, Mr. Rifkin was the Chief Technology Officer of uWink California beginning November 6, 2002. The information reported for 2002 reflects compensation paid to Mr. Rifkin by uWink California. The information reported for 2003 reflects compensation paid by uWink California prior to our acquisition of uWink California and compensation paid by us following such acquisition.

(5) Mr. Rifkin's salary in 2002 was accrued but not paid by uWink California. On November 13, 2002, uWink California entered into an agreement allowing Mr. Rifkin to convert his accrued compensation into equity. We assumed this agreement in connection with the acquisition of uWink California and Mr. Rifkin subsequently converted on December 20, 2003, $21,000 of accrued 2002 salary and $20,000 in independent consulting fees into 20,560 shares of our common stock.

(6) This option to purchase 158,423 shares of our common stock was originally granted by uWink California on November 6, 2002. We assumed the option in connection with the acquisition of uWink California.

(7) Mr. Hibarger became our Executive Vice President on December 4, 2003, immediately following our acquisition of uWink California. Prior to becoming an executive officer of our company, Mr. Hibarger was the Executive Vice President Sales and Marketing of uWink California beginning July 1, 2002. The information reported for 2002 reflects compensation paid to Mr. Hibarger by uWink California. The information reported for 2003 reflects compensation paid by uWink California prior to our acquisition of uWink California and compensation paid by us following such acquisition.

(8) Mr. Hibarger's salary in 2002 was accrued but not paid by uWink California. On November 15, 2002, uWink California entered into an agreement allowing Mr. Hibarger to convert his accrued compensation into equity. We assumed this agreement in connection with the acquisition of uWink California and Mr. Hibarger subsequently converted on December 16, 2003, $56,823 of accrued 2002 salary into 36,008 shares of our common stock. The remaining amount was forgiven by Mr. Hibarger.

(9) This option to purchase 126,739 shares of our common stock was originally granted by uWink California on July 1, 2002. We assumed the option in connection with the acquisition of uWink California.

         Kevin B. Keating, Steve Cuthbert and Allen Avery, our former chief executive officers during 2003 prior to the acquisition of uWink California, did not receive any compensation or remuneration during their employment with us.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

 ---------------------------------------------------------------------------------------------------------------------
            NAME               NUMBER OF SECURITIES       % OF TOTAL OPTIONS     EXERCISE OR BASE    EXPIRATION DATE
                                UNDERLYING OPTIONS       GRANTED TO EMPLOYEES
                       GRANTED IN FISCAL YEAR PRICE ($/SH)
 --------------------------- -------------------------- ------------------------ ------------------ ------------------
 Andrew Rifkin                      158,423 (1)                  27.1%                 $0.32            11/06/12

 Raymond S. Hibarger                126,739 (2)                  21.7%                 $0.32            07/01/12

____________________________

(1) This option to purchase 158,423 shares of our common stock was originally granted by uWink California on November 6, 2002 at the fair market value of the uWink California common stock on the date of grant (as determined by the board of directors of uWink California). We assumed the option in connection with the acquisition of uWink California on December 4, 2003. The option is subject to a vesting schedule consisting of an initial 6-month cliff and 30 equal monthly installments thereafter. As of March 31, 2004, the option to purchase 70,411 shares was fully vested.

(2) This option to purchase 126,739 shares of our common stock was originally granted by uWink California on July 1, 2002 at the fair market value of the uWink California common stock on the date of grant (as determined by their board of directors). We assumed the option in connection with the acquisition of uWink California on December 4, 2003. The option is subject to a vesting schedule consisting of an initial 6-month cliff and 30 equal monthly installments thereafter. As of March 31, 2004, the option to purchase 70,411shares was fully vested.

DIRECTOR COMPENSATION

         At the present time, directors receive no compensation for serving as directors of our company; however, we may in the future begin to compensate our non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time, we may engage certain members of our Board of Directors to perform services on our behalf and will compensate such persons for the services which they perform.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         At the present time, we do not have any employment agreements or change-in-control arrangements with any of our executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the beneficial ownership of our shares of common stock as of March 31, 2004 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

NAME AND ADDRESS OF BENEFICIAL OWNER                       NUMBER OF SHARES      PERCENT OF CLASS
------------------------------------------------------ ------------------------- ------------------
Nolan K. Bushnell (1) (2)                                     1,769,359                20.0

Peter J. Sprague (1) (3)                                       698,383                  7.8

Bruce P. Kelly (1) (4)                                         126,739                  1.4

Andrew Rifkin (1) (5)                                           99,772                  1.1

Raymond Hibarger (1) (6)                                       153,067                  1.7

Elkron International Holdings S.A. (7) (8)                     595,458                  6.7

All officers and directors as a group                         2,847,320                30.1
(5 persons)

------------------------------------------------------
 (1)     Address is 5443 Beethoven Street, Los Angeles, California 90066.
 (2) Includes 1,576,082 shares held by the Bushnell Living Trust, 177,434 shares held by the Nolan K. Bushnell Insurance Trust and 15,843 shares issuable upon exercise of a stock option held by Nancy Bushnell, wife of Mr. Bushnell.
(3) Includes 553,160 shares held by Mr. Sprague and 145,223 shares issuable upon exercise of a warrant held by Mr. Sprague.
(4)      Includes  63,369  shares held by Mr.  Kelly as trustee of The  Phillips
         Trust.
(5) Includes 79,212 shares issuable upon exercise of a stock option held by Mr. Rifkin.
(6) Includes 15,843 shares issuable upon exercise of a warrant and 101,216 shares issuable upon exercise of a stock option, both of which are held by Mr. Hibarger.
(7)      Address is Via Bologna, 188/C 10154 Torino, Italy.
(8) Includes 523,788 shares held by Elkron International and 71,670 shares issuable upon exercise of a warrant held by Elkron International.

 *       Less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index to Exhibits

Exhibit No.

3.1      Articles of Incorporation of uWink, Inc. (formerly known as Prologue)*

3.2      Articles of Amendment of uWink, Inc. (formerly known as Prologue)*

3.3      Amended and Restated Bylaws of the uWink, Inc.*

10.1 Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 by and among the company, uWink, and the stockholders of uWink
         (1).

16       Letter from Pritchett Siler & Hardy PC, dated January 20, 2004 (2).

21.1     Subsidiaries of the uWink, Inc.*

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1     Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive Officer*

32.2     Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial Officer*

(b) Reports on Form 8-K

Form 8-K filed December 8, 2003, reporting the securities purchase agreement and plan of reorganization. See Item 1, above


*filed herewith

         (1) Incorporated by reference from our Report on Form 8-K dated December 8, 2003.

         (2) Incorporated by reference from our Report on Form 8-K dated January 16, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Stonefield Josephson, Inc., is our independent auditor. Stonefield Josephson audited our financial statements for the fiscal year ended December 31, 2003. Pritchett Siler & Hardy PC audited our financial statements for the fiscal year ended December 31, 2002 but was replaced by the company's board of directors effective January 16, 2004 as reported on the Current Report on Form 8-K on January 20, 2004.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by Stonefield Josephson, LLP and its predecessor firm Pritchett Siler & Hardy PC for the years ended December 31, 2003 and 2002 were as follows:

              Services Provided                               2003                    2002
              -----------------                               ----                    ----
              Audit Fees...........................         $  9,090         $        3,515
              Audit Related Fees...................  $  [ _________]         $  [ _________]
              Tax Fees.............................  $  [ _________]         $  [ _________]
              All Other Fees.......................  $  [ _________]         $  [ _________]
                      Total........................  $  [ _________]         $  [ _________]


         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for the audit or review of our financial statement that are not reported under Audit Fees. [CONFIRM]

         TAX FEES. There were no fees billed for the years ended December 31, 2003 and 2002 for professional services by Stonefield Josephson or Pritchett Siler & Hardy for tax compliance, tax advice and tax planning. [CONFIRM]

         ALL OTHER FEES. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for services other than the services described above. These services include __________________________. [CONFIRM]

         PRE-APPROVAL POLICIES AND PROCEDURES. We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves both the type of services to be provided by Stonefield Josephson and the estimated fees related to these services. The percentage of services set forth in the table above that were approved by our board of directors was ___%[CONFIRM]

                                   SIGNATURES

         In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      uWINK, INC.


Dated April 14, 2004                  By: /s/ Nolan K. Bushnell
                                           -----------------------------------
                                          Nolan K. Bushnell
                                          President, Chief Executive Officer
                                          and Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signatures                                      Title                             Date
------------------------------------------------ -------------------------------------------------------------------

/s/ Nolan K. Bushnell                            President, Chief Executive Officer,           March xx, 2004
----------------------------------------
Nolan K. Bushnell                                Chief Financial Officer and Director
                                                 (principal executive officer and
                                                 principal financial officer)

/s/ Bruce P. Kelly                               Director                                      March xx, 2004
----------------------------------------
Bruce P. Kelly

/s/ Peter J. Sprague                             Director                                      March xx, 2004
----------------------------------------
Peter J. Sprague