Form 10QSB
period 2004-03-31
uWink, Inc.
filed 2004-05-24
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to _______________

                                    000-29873
                            (Commission file number)

                                   UWINK, INC.
        (Exact name of small business issuer as specified in its charter)

               UTAH                                   86-0412110
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                Identification No.)

              5443 BEETHOVEN STREET, LOS ANGELES, CALIFORNIA 90066
                    (Address of principal executive offices)


                                 (310) 827-6900
                          (Issuer's telephone number)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

The number of shares of common stock outstanding as of May 14, 2004 was 9,256,008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                               Page
                                                                              NUMBER
                                                                              ------
PART I.        FINANCIAL INFORMATION                                             2

Item 1.        Financial Statements                                              2

               Consolidated Balance Sheet as of March 31, 2004 (unaudited)       2

               Consolidated Statements of Operations for the
               three months ended March 31, 2004 and 2003 (unaudited)            3

               Consolidated Statements of Cash Flows for the
               three months ended March 31, 2004 and 2003 (unaudited)            4

               Notes to Consolidated Financial Statements (unaudited)            5

Item 2.        Management's Discussion and Analysis or Plan of Operations        9

Item 3.        Controls and Procedures                                          13

PART II.       OTHER INFORMATION                                                14


Item 2.        Change in Securities and Small Business Issuer
               Purchases of Equity Securities                                   14

Item 4.        Submission of Matters to a Vote of Security Holders              14


Item 6.        Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                      15

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                 UWINK, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEET

                                                                                           MARCH
                                                                                          31, 2004
                                                                                 ---------------------------
                                                                                        (unaudited)
          ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                 $                1,140,412
       Account receivable, net of allowance for doubtful accounts of $0                             290,790
       Inventory, net of obsolescence reserve of $50,000                                            304,897
       Prepaid expenses and other current assets                                                     62,714

                                                                                 ---------------------------
TOTAL CURRENT ASSETS                                                                              1,798,813

PROPERTY AND EQUIPMENT, net of accumulated
       depreciation of $352,672                                                                     165,761
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
       accumulated amortization of $751,650                                                          28,972
                                                                                 ---------------------------
TOTAL ASSETS                                                                     $                1,993,546
                                                                                 ===========================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                          $                  427,287
       Accrued expenses                                                                             197,145
       Accrued payroll and related benefits                                                          62,495
       Unearned revenue                                                                             155,556
       Due to related parties                                                                        57,412
       Convertible note payable, net of discount of $15,027                                         109,973
       Bridge loans payable                                                                         150,000
                                                                                 ---------------------------
TOTAL CURRENT LIABILITIES                                                                         1,159,868
                                                                                 ---------------------------


COMMITMENT AND CONTINGENCIES                                                                              -

STOCKHOLDERS' EQUITY
       Common stock, $0.001 par value; 50,000,000 shares
           authorized; 9,212,158 shares issued and outstanding                                        9,212
       Additional paid-in capital                                                                18,293,291
       Accumulated deficit                                                                      (17,468,825)
                                                                                 ---------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                          833,678
                                                                                 ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $                1,993,546
                                                                                 ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS ENDED
                                                             ---------------------------------------------------
                                                                     MARCH                       MARCH
                                                                    31, 2004                   31, 2003
                                                             -----------------------    ------------------------
                                                                     (unaudited)                (unaudited)
NET SALES                                                    $              335,727     $                49,193

COST OF SALES                                                               225,177                       3,721

                                                             -----------------------    ------------------------
GROSS PROFIT                                                                110,550                      45,472
                                                             -----------------------    ------------------------

OPERATING EXPENSES
       Selling, general and administrative expenses                         776,381                     201,871
       Research and development                                             134,954                      23,651
                                                             -----------------------    ------------------------
TOTAL OPERATING EXPENSES                                                    911,335                     225,522
                                                             -----------------------    ------------------------

LOSS FROM OPERATIONS                                                       (800,785)                   (180,050)
                                                             -----------------------    ------------------------

OTHER INCOME (EXPENSE)
       Other income                                                             129                       4,345
       Gain on settlement of debt                                           142,673                           -
       Amortization of debt discounts                                       (31,079)                          -
       Interest expense                                                      (8,452)                    (35,706)
                                                             -----------------------    ------------------------
TOTAL OTHER INCOME (EXPENSE)                                                103,271                     (31,361)
                                                             -----------------------    ------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                     (697,514)                   (211,411)

PROVISION FOR INCOME TAXES                                                        -                           -
                                                             -----------------------    ------------------------

NET LOSS                                                                   (697,514)                   (211,411)

AMORTIZATION OF PREFERRED STOCK DISCOUNTS                                         -                     (34,116)
                                                             -----------------------    ------------------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS                   $             (697,514)    $              (245,527)
                                                             =======================    ========================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                $                (0.08)    $                  (0.08)
                                                             =======================    ========================

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - BASIC AND DILUTED                                    8,904,197                   2,929,823
                                                             =======================    ========================


The accompanying notes are an integral part of these consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                             --------------------------------------------------
                                                                                     MARCH                      MARCH
                                                                                    31, 2004                   31, 2003
                                                                             -----------------------    -----------------------
                                                                                   (unaudited)                  (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                 $             (697,514)    $             (211,411)
    Adjustment to reconcile net loss to net cash
       used in operating activities:
          Amortization of debt discount on bridge loans/convertible
            note payable                                                                     31,079                          -
          Amortization of options issued below market price                                  48,333                     48,333
          Depreciation and amortization expense                                              41,630                     30,507
    Changes in operating assets and liabilities:
       Accounts receivable                                                                 (158,633)                    38,046
       Inventory                                                                           (125,761)                    (1,685)
       Prepaid expenses and other current assets                                            (21,184)                      (172)
       Accounts payable                                                                    (369,520)                  (265,261)
       Accrued expenses                                                                     128,530                    219,657
       Accrued payroll and related benefits                                                 (81,483)                  (337,862)
       Unearned revenue                                                                      (4,166)                    19,444
                                                                             -----------------------    -----------------------
Net cash used in operating activities                                                    (1,208,689)                  (460,404)
                                                                             -----------------------    -----------------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Payment for property and equipment                                                      (55,254)                         -
                                                                             -----------------------    -----------------------
Net cash used in investing activities                                                       (55,254)                         -
                                                                             -----------------------    -----------------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Change in cash overdraft                                                                      -                      3,956
    Proceeds (repayments) from advances from related parties                                                           (25,000)
    Proceeds from issuance of common stock                                                1,439,050                    500,000
    Payment of offering costs                                                              (190,865)                   (25,000)
                                                                             -----------------------    -----------------------
Net cash provided by financing activities                                                 1,248,185                    453,956
                                                                             -----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                        (15,758)                    (6,448)

CASH AND CASH EQUIVALENTS, Beginning of period                                            1,156,170                      6,448
                                                                             -----------------------    -----------------------

CASH AND CASH EQUIVALENTS, End of period                                     $            1,140,412     $                     -
                                                                             =======================    =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                            $                    -     $                     -
                                                                             =======================    =======================
    Income taxes paid                                                        $                    -     $                     -
                                                                             =======================    =======================

The accompanying notes are an integral part of these consolidated financial statements.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $697,514 for the three months ended March 31, 2004 and as of March 31, 2004, the Company had an accumulated deficit of $17,468,825. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's intentions are as follows:

In the first quarter of 2004, the Company raised $1,439,050 in gross proceeds from the sale of 719,525 shares of the Company's common stock. In addition, the Company converted $108,710 of accrued salaries into 48,584 shares of the Company's common stock.

The Company will need additional working capital to fund its expanding operations over the next 12 months. The Company believes that it will need at least an additional $2 million of working capital to fund the projected demand for its Snap! and Design'R Bear products and, if necessary, to finance future losses from operations as it endeavors to build revenue and reach a profitable level of operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. However, as of the date of this report, there are no commitments for the sale of its securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise the required funds, its ability to finance its continued growth will be materially adversely affected.

STOCK OPTIONS

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 2004              2003
                                              ----------        -----------
Net loss
  As reported                                 $ (697,514)       $  (211,411)
  Compensation recognized under APB 25            48,333             48,333
  Compensation recognized under SFAS 123         (70,388)           (85,487)
                                              ----------        -----------
                  Pro forma                   $ (719,569)       $  (248,565)
                                              ==========        ===========

Basic and diluted loss per common share
  As reported                                 $    (0.08)       $     (0.08)
  Pro forma                                   $    (0.08)       $     (0.10)


This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant in 2002 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 223%; and a weighted average expected life of the option of 10 years, respectively. There were no options granted in 2003 or in the first quarter of 2004.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOSS PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2004 and 2003 because the effect would have been anti-dilutive:


                                                                                  2004               2003
                                                                               -----------         ----------
                  Shares to be issued upon conversion of preferred stock                 -          1,610,018
                  Shares to be issued upon conversion of bridge loans/
                     Convertible notes                                             174,265            517,515
                  Stock options issued to employees                                613,413            613,413
                  Warrants issued to consultants and finders                       259,473            137,036
                  Warrants issued for financing                                    655,168            504,653
                                                                               -----------         ----------
                                                                                 1,702,319          3,382,635
                                                                               ===========         ==========

NOTE 3 - INVENTORY

Inventory at March 31, 2004, consist of the following:


                        Raw materials                                          $   176,438
                        Work in process                                             21,200
                        Finished goods                                             157,259
                                                                               -----------
                                                                                   354,897
                        Less allowance for obsolete inventory                      (50,000)
                                                                               -----------
                                                                               $   304,897
                                                                               ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004, consist of the following:

                        Computer equipment                                     $   219,713
                        Office furniture and equipment                              17,926
                        Leasehold improvements                                      84,849
                        Machinery and equipment                                    195,945
                                                                               -----------
                                                                                   518,433
                        Less accumulated depreciation and amortization            (352,672)
                                                                               -----------

                                                                               $   165,761
                                                                               ===========

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EQUITY

During the three months ended March 31, 2004, the Company:

      o sold 719,525 shares of common stock for cash in private placement offerings for gross proceeds of $1,439,050. The Company paid $190,865 in offering costs to the placement agent. In addition, the Company issued to the placement agent a warrant to purchase 71,952 shares of the Company's common stock at an exercise price of $2.00 per share; and

      o     issued   48,584   shares  of  common   stock  in  exchange  for  the
            cancellation of accrued payroll of $108,710.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

NOTE 7 - SUBSEQUENT EVENTS

In April 2004, the Company issued 43,850 shares of its common stock to Falcon Capital for selling shares of common stock in the Company's private placement offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We were incorporated under the laws of the State of Utah on October 14, 1982. Prior to the reverse acquisition described below, our corporate name was Prologue. We had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue has acquired 98.8% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California acquired approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $697,514 for the three months ended March 31, 2004 and as of March 31 ,2004, we had an accumulated deficit of $17,468,825. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2004 increased by $286,534 (582%) from $49,193 for the three months ended March 31, 2003 to $335,727 for the three months ended March 31, 2004. We derive our revenue from the sale of our game terminals, licensing fees and network services. The increase in revenue was due to a significant ramp up of our sales and marketing efforts and our ability to make sales of our SNAPTM product in several markets. In the fourth quarter of 2003, we began selling our common stock for cash in private placement offerings, which allowed us to complete the development of SNAPTM, purchase inventory, establish sales channels, hire additional personnel, and enhance our market presence internationally.

Cost of sales for the three months ended March 31, 2004 increased by $221,456 (5,952%) from $3,721 for the three months ended March 31, 2003 to $225,177 for the three months ended March 31, 2004. The increase in cost of sales is due to the commencement of our sale of SNAPTM product into several markets in the fourth quarter of 2003. As a hardware product with embedded software, SNAPTM is constructed with a variety of hardware components, each of which incur a cost on a per-unit basis. As a result, as we increase the number of SNAPTM units sold, we correspondingly increase our cost of sales.

Our gross profit percentage was 92.4% for the three months ended March 31, 2003 compared to 32.9% for the three months ended March 31, 2004. The decrease in the gross profit percentage was due to the commencement of our sale of SNAPTM product into several markets in the fourth quarter of 2003. As a hardware product with embedded software, the cost of sales associated with SNAPTM is significantly higher than the sale of software alone, which was the primary source of sales for the three months ended March 31, 2003

Selling, general and administrative expenses for the three months ended March 31, 2004 increased by $574,510 (285%) from $201,871 for the three months ended March 31, 2003 to $776,381 for the three months ended March 31, 2004. The increase was due to our general ramp up of corporate operations once we began selling our common stock for cash in private placement offerings in the fourth quarter of 2003. For the three months ended March 31, 2004 we also hired additional sales, operational, and finance personnel, completed and distributed collateral marketing materials, incurred greater audit and legal expenses resulting from public reporting requirements, and incurred greater travel expense in order to secure the terms of our Chinese manufacturing relationship and increase our sales and marketing presence internationally.

Research and development expense for the three months ended March 31, 2004 increased by $111,303 (471%) from $23,651 for the three months ended March 31, 2003 to $134,954 for the three months ended March 31, 2004. The increase was due to the development of both new hardware and software products. A substantial portion of this expense was associated with the development of our Design'R Bear prototype, which we began showcasing in various Southern California locations during the first quarter of 2004.

Gain on the settlement of debt for the three months ended March 31, 2004 increased by $142,673 (100.0%) from $nil for the three months ended March 31, 2003 to $142,673 for the three months ended March 31, 2004. In 2004, we were able to settle certain obligation with old vendors for amount less than we were originally charged for the product or services.

Amortization of debt discounts for the three months ended March 31, 2004 increased by $31,079 from $0 for the three months ended March 31, 2003 to $31,079 for the three months ended March 31, 2004. In the second quarter of 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. The debt discounts of $124,998 are being amortized to expense over the twelve month term of the note.

Interest expense for the three months ended March 31, 2004 decreased by $27,254 (76.3%) from $35,706 for the three months ended March 31, 2003 to $8,452 for the three months ended March 31, 2004. The decrease is due to the conversion of bridge loans and related party debt to equity during 2003.

LIQUIDITY AND CASH RESOURCES

During the third and fourth quarters of 2003 we raised $3,227,756 in gross proceeds from the sale of 1,613,884 shares of our common stock. During the first quarter of 2004, we raised an additional $1,439,050 in gross proceeds from the sale of 719,525 shares of our common stock. We have used the net proceeds (after commissions and professional costs related to the merger) of the offering to restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital. As of March 31, 2004 our cash position was $1,140,412 and our working capital was $638,945. During the first quarter of 2004, we have also converted an additional $108,710 of accrued payroll and related benefits into 48,584 shares of common stock.

We will need additional working capital to fund our expanding operations over the next 12 months. We believe that we will need at least an additional $2 million of working capital to fund the projected demand for our Snap! and Design'R Bear products and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.


CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2004 was $1,140,412.

During the three months ended March 31, 2004, we used $1,208,689 in cash in our operating activities, as compared to $460,404 for the three months ended March 31, 2003. The significant change in the use of cash from our operating activities is due to the infusion of cash from the sale of our common stock which allowed us to keep our payables current and increase our inventory.

During the three months ended March 31, 2004, we used $55,254 in cash in investing activities, as compared to $0 for the three months ended March 31, 2003.

During the three months ended March 31, 2004, our financing activities provided cash in the amount of $1,248,185, as compared to $453,956 for the three months ended March 31, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the first quarter of 2004. During the three months ended March 31, 2003 we received gross proceeds of $500,000 from the sale of our common stock to a private investor.

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

FORWARD LOOKING STATEMENTS

We make written and oral statements from time to time in this Quarterly Report regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties described in our 2003 Annual Report on Form 10-KSB, including our ability to obtain development financing as and when need; the market's acceptance of our products; the completion and successful shipment of our purchase orders; our present financial condition; increased competition and overall economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, we sold unregistered shares of our securities in the following transactions:

      1. During January and February of 2004, we sold 719,525 shares of common stock for gross proceeds of $1,439,050. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $190,865 and a warrant to purchase 71,952 shares of our common stock. These issuances were made only to "accredited investors" pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 of Regulation D.

      2. On November 15, 2002, uWink California entered into agreements with its employees allowing them to convert their accrued compensation into equity (collectively, the "Employee Notes"). We assumed the Employee Notes in connection with our acquisition of uWink California. During the three months ended March 31, 2004, we issued 48,584 shares of common stock in exchange for accrued compensation of $108,710 pursuant to the terms and conditions set forth in the Employee Notes. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective December 5, 2003, our board of directors approved a resolution authorizing us to seek shareholder approval to amend our articles of incorporation. Effective January 5, 2004, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Section 16-10a-704 of the General Corporation Law of the State of Utah approving and adopting an amendment to our articles of incorporation regarding: (i) the change of our corporate name from "Prologue" to "uWink, Inc.;" (ii) the authorization of 5,000,000 shares of preferred stock, whereby our board of directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series, and (iii) the deletion from our articles of incorporation
Article XII in its entirety regarding mandatory indemnification of directors, officers and employees. This amendment to our articles of incorporation became effective on January 28, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

REGULATION
S-B NUMBER                                    EXHIBIT

      3.1   Articles  of  Incorporation  of  uWink,  Inc.   (formerly  known  as
            Prologue) (1)

      3.2   Articles of Amendment of uWink,  Inc.  (formerly  known as Prologue)
            (2)

      3.3   Amended and Restated Bylaws of uWink, Inc. (3)

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(2) Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(3) Incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(b)   Reports on Form 8-K

On February 4, 2004, we filed a Current Report on Form 8-K under Items 5 and 9 announcing that on January 28, 2004, we filed an amendment to our articles of incorporation with the Secretary of State of Utah to change the name of the corporation from "Prologue" to "uWink, Inc." The change was effective as of January 28, 2004. Our trading symbol changed from "PRLG.OB" to "UWNK.OB," effective at the commencement of trading February 2, 2004.

On January 20, 2004, we filed a Current Report on Form 8-K under Item 4 announcing that on January 16, 2004, our Board of Directors approved a change in auditors. Our Board of Directors approved the dismissal of Pritchett Siler & Hardy PC ("Pritchett Siler & Hardy") as our independent public accountants and the selection of Stonefield Josephson, Inc. as their replacement.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UWINK, INC.



May 24, 2004                           By: /S/ NOLAN K BUSHNELL
                                          -------------------------------------
                                           Nolan K. Bushnell
                                           Chief Executive Officer and Chief
                                           Financial Officer