Form 10QSB/A
period 2004-03-31
uWink, Inc.
filed 2004-05-25
CIK 1108699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock outstanding as of May 14, 2004 was 9,256,008.

Transitional Small Business Disclosure Format (check one): Yes |_| No [X]

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