Form 10QSB
period 2004-06-30
uWink, Inc.
filed 2004-08-16
CIK 1108699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

0-29873
(Commission file number)

UWINK, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0412110
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

5443 Beethoven Street, Los Angeles, California 90066
(Address of principal executive offices)

(310) 827-6900
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of common stock outstanding as of August 16, 2004 was 9,434,136.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

UWINK, INC.

1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

UWINK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June	December
	30, 2004	31, 2003

	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$209,060	$1,156,170
Account receivable, net of allowance for doubtful accounts of $0	224,246	132,157
Inventory, net of obsolescence reserve of $100,000	441,299	179,136
Prepaid expenses and other current assets	291,073	41,530

TOTAL CURRENT ASSETS	1,165,678	1,508,993

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $374,497	165,868	134,332
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
accumulated amortization of $769,443	11,167	46,777

TOTAL ASSETS	$1,342,713	$1,690,102

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$701,913	$796,807
Accrued expenses	331,428	68,615
Accrued payroll and related benefits	96,140	252,688
Unearned revenue	-	159,722
Due to related parties	57,412	57,412
Convertible note payable, net of discount of $46,106	-	78,894
Bridge loans payable	150,000	150,000

TOTAL CURRENT LIABILITIES	1,336,893	1,564,138

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares
authorized; 9,784,826 and 8,444,049 shares issued and outstanding, respectively	9,785	8,444
Additional paid-in capital	19,069,077	16,888,831
Accumulated deficit	(19,073,042)	(16,771,311)

TOTAL STOCKHOLDERS' EQUITY	5,820	125,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,342,713	$1,690,102

The accompanying notes are an integral part of these consolidated financial statements.
2

UWINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June	June	June	June
	30, 2004	30, 2003	30, 2004	30, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$289,555	$164,912	$625,238	$233,549

COST OF SALES	546,894	(9,892)	770,590	(6,170)

GROSS PROFIT	(257,339)	174,804	(145,352)	239,719

OPERATING EXPENSES
Selling, general and administrative expenses	1,215,427	97,442	1,994,271	219,485
Research and development	166,877	45,402	316,831	69,053

TOTAL OPERATING EXPENSES	1,382,304	142,844	2,311,102	288,538

LOSS FROM OPERATIONS	(1,639,643)	31,960	(2,456,454)	(48,819)

OTHER INCOME (EXPENSE)
Other income	346	(250)	475	286
Debt discount expense	(138,719)	—	(138,719)	0
Gain on settlement of debt	198,278	—	340,951	4,059
Interest expense	(8,452)	(203)	(47,984)	(2,707)

TOTAL OTHER INCOME (EXPENSE)	51,453	(453)	154,723	1,638

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,588,190)	31,507	(2,301,731)	(47,181)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(1,588,190)	31,507	(2,301,731)	(47,181)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.18)	$0.01	(0.25)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	8,884,975	2,929,823	9,258,429	2,929,823

The accompanying notes are an integral part of these consolidated financial statements.
3

UWINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June	June
	30, 2004	30, 2003

	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,301,731)	$(47,181)
Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount on convertible note payable	138,719	—
Amortization of options issued below market price	96,666	—
Depreciation and amortization expense	81,261	—
Changes in operating assets and liabilities:
Accounts receivable	(92,089)	21,779
Inventory	(262,163)	1,868
Deposits	(218,400)	—
Prepaid expenses and other current assets	(31,193)	(71,435)
Accounts payable	94,894	(160,583)
Accrued expenses	68,865	(606)
Accrued payroll and related benefits	156,548	(286,007)
Unearned revenue	(34,722)	—

Net cash used in operating activities	(2,303,345)	(542,165)

CASH FLOW FROM INVESTING ACTIVITIES:
Payment for property and equipment	(77,186)	(986)

Net cash used in investing activities	(77,186)	(986)

CASH FLOW FROM FINANCING ACTIVITIES:
Debt repayment	—	(380,000)
Proceeds from advances from related parties	—	125,000
Proceeds from issuance of common stock	1,734,989	820,000
Payment of offering costs	(301,568)	—

Net cash provided by financing activities	1,433,421	565,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(947,110)	21,849

CASH AND CASH EQUIVALENTS, Beginning of period	1,156,170	6,683

CASH AND CASH EQUIVALENTS, End of period	$209,060	$28,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$47,984	$2,457

Income taxes paid	$800	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Conversion of unearned revenue into debt into 270,333 shares of common stock	$125,000	$—

Conversion of debt into 250,000 shares of common stock	$78,894	$—

Issuance of common stock for salaries	$108,710	$—

Issuance of common stock for legal and public relations services	$70,000	$—

The accompanying notes are an integral part of these consolidated financial statements.
4

UWINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,301,731 for the six months ended June 30, 2004 and as of June 30, 2004, the Company had an accumulated deficit of $19,073,042. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its expanding operations over the next 12 months. The Company believes that it will need at least an additional $2 million of working capital to fund the projected demand for its Snap! and Bear Shop products and, if necessary, to finance future losses from operations as it endeavors to build revenue. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are no commitments for the sale of the Company’s securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

UWINK, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

	2004	2003

Net loss
As reported	$(2,301,731)	$(47,181)
Compensation recognized under APB 25	96,666	48,333
Compensation recognized under SFAS 123	(140,775)	(85,487)

Pro forma	$(2,345,840)	$(84,335)

Basic and diluted loss per common share
As reported	$(0.25)	$(0.02)
Pro forma	$(0.26)	$(0.10)

This option valuation model requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant in 2002 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 223%; and a weighted average expected life of the option of 10 years, respectively. There were no options granted in 2003 or in the first six months of 2004.

UWINK, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2 – LOSS PER SHARE

The Company reports (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic (loss) per share is computed by dividing (loss) available to common shareholders by the weighted average number of common shares available. Diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net (loss) per share for the six months ended June 30, 2004 and 2003 because the effect would have been anti-dilutive:
	2004	2003

Shares to be issued upon conversion of preferred stock	—	1,610,018
Shares to be issued upon conversion of bridge loans/
Convertible notes	85,714	517,515
Stock options issued to employees	566,521	566,521
Stock options issued to consultants and others	46,892	46,892
Warrants issued to consultants and finders	119,610	137,036
Warrants issued for financing	737,077	504,653

	1,555,814	3,382,635

NOTE 3 – INVENTORY

Inventory at June 30, 2004, consists of the following:

Raw materials	$276,887
Work in process	26,217
Finished goods	238,195

541,299
Less allowance for obsolete inventory	(100,000)

$441,299

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004, consists of the following:

Computer equipment	$237,565
Office furniture and equipment	17,926
Leasehold improvements	84,849
Machinery and equipment	200,025

540,365
Less accumulated depreciation and amortization	(374,497)

$165,868

UWINK, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – EQUITY

During the six months ended June 30, 2004, the Company:
  sold 896,044 shares of common stock for cash in private placement offerings for gross proceeds of $1,734,989. The Company paid $301,568, issued 43,850 shares of the Company’s common stock and issued 245,000 warrants to purchase the Company’s common stock at an exercise price of $2.00 per share in payment to Falcon Capital, an Amsterdam based securities firm, for services related to the sales of the Company’s securities. The compensation issued to Falcon Capital was treated in accordance with generally accepted accounting principals as a reduction to shareholders' equity. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;
  issued 48,584 shares of common stock in exchange for the cancellation of accrued payroll of $108,710;
  issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $60,000 rendered on behalf of the Company;
  issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000 rendered on behalf of the Company.
NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In July 2004, the Company authorized the issuance of 874,000 options to purchase shares of its common stock to certain employees under the terms of the Company’s 2004 Stock Incentive Plan.

In July 2004, the Company issued 50,000 shares of its common stock to New Capital Advisors, a financial services consultancy for services rendered on behalf of the Company.

In July 2004, the Company issued 10,000 shares of its common stock to an employee in exchange for services rendered on behalf of the Company.

In July and August, 2004, the Company sold 471,032 shares of its common stock for gross proceeds of $824,307.

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

Overview

We design, develop and market entertainment software for touch screen video game terminals, amusement vending machines, and lottery and gaming kiosks. For our video game terminals and amusement vending machines, we develop the software and hardware prototypes internally, and we rely on contract manufacturers overseas to build the units delivered to our customers. We derive our revenue from the sale of our game terminals, licensing fees on software sales, and a variety of network services. We also generate recurring revenue from the ongoing sale of products which are consumed in our vending machines.

We were incorporated under the laws of the State of Utah on October 14, 1982. Prior to the reverse acquisition described below, our corporate name was Prologue. We had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue has acquired 99.5% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California acquired approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:
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

Basis of Presentation

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,301,731 for the six months ended June 30, 2004 and as of June 30, 2004, we had an accumulated deficit of $19,073,042. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003.

Net sales for the six months ended June 30, 2004 increased by $391,689 (168%) from $223,549 for the six months ended June 30, 2003 to $625,238 for the six months ended June 30, 2004. We derive our revenue from the sale of our game terminals, amusement vending machines, licensing fees and network services. During the six months ended June 30, 2003, we were principally engaged in the process of securing new funding for the ongoing development of the Company’s products. There were few employees or product sales. Revenue recognized in 2003 was attributable to the licensing of game technology. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product. Based on the initial response from the marketplace, we suspended sales to reconfigure the products. We reintroduced the Snap! product into the marketplace in June 2004 and recorded $200,000 in orders for the month then ended. Additionally, in June 2004, we completed the test marketing of the Bear Shop unit and launched it for sale nationally at the end of the month. As of the date of this filing, we have on order backlog approaching $2 million.

Cost of sales for the six months ended June 30, 2004 increased by $776,760 (12,589%) from $(6,170) for the six months ended June 30, 2003 to $770,590 for the six months ended June 30, 2004. Cost of Sales activity during 2003 resulted in a negative based on credits received for the return of materials purchased previously. In 2004, approximately $275,000 of the increase in cost of sales is attributable to the cost associated with the seeding of the marketplace by issuing Snap! and Bear Shop units for evaluation by distributors with the anticipation of the eventual conversion into sales. Additionally, $358,000 of the increase was attributable to the increase in sales of the Snap! product. As hardware products with embedded software, Snap! and Bear Shop are constructed with a variety of hardware components, each of which incurs a cost on a per-unit basis. As a result, as we increase the number of units sold, we correspondingly increase our cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $1,774,786 (809%) from $219,485 for the six months ended June 30, 2003 to $1,994,271 for the six months ended June 30, 2004. As stated above, during the six months ended June 30, 2003, there were limited operations as we were principally engaged in the process of securing new funding for the ongoing development of the Company’s products. During the six months ended June 30, 2004, approximately $1,000,000 of the increase is attributable to the cost associated with the hiring of approximately 36 additional personnel; $250,000 of the increase is attributable to marketing, advertising and trade show expenses; and $450,000 of the increase is attributable to audit, legal, consulting and other expenses resulting from public reporting requirements. We anticipate that as sales increase we will continue to hire additional personnel in sales, marketing and engineering to support the organization.

Research and development expense for the six months ended June 30, 2004 increased by $247,778 (315%) from $69,053 for the six months ended June 30, 2003 to $316,831 for the six months ended June 30, 2004. As stated above, during the six months ended June 30, 2003 there were few employees or product sales, we were principally engaged in the process of securing new funding for the ongoing development of the Company’s products. The increase was due to the development of both new hardware and software products. A substantial portion of this expense was associated with the development of our Bear Shop prototype, which we began showcasing and test marketing in various Southern California locations during the first quarter of 2004.

Gain on the settlement of debt for the six months ended June 30, 2004 increased by $336,892 (8,299%) from $4,059 for the six months ended June 30, 2003 to $340,951 for the six months ended June 30, 2004. In 2004, we were able to settle certain obligation with old vendors for amounts less than we were originally charged for the product or services.

Amortization of debt discounts for the six months ended June 30, 2004 increased by $138,719 (100%) from $0 for the six months ended June 30, 2003 to $138,719 for the six months ended June 30, 2004. In the second quarter of 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. On May 19, 2004, the holder of the note elected to convert and exercise on two promissory notes that included detachable warrants. Due to the early exercise of the warrants, we recorded $139,000 in unamortized beneficial conversion feature discount expense.

Interest expense for the six months ended June 30, 2004 increased by $45,277 (1,853%) from $2,707 for the six months ended June 30, 2003 to $47,984 for the six months ended June 30, 2004. The increase in interest expense reflects the Company’s increased use of borrowings to funds its expansion.

Liquidity and Cash Resources

During the first and second quarters of 2004 we sold 896,044 shares of common stock for cash in private placement offerings for gross proceeds of $1,734,989. We have used the net proceeds (after commissions and professional fees) of the offering to complete the development of our products, restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital. As of June 30, 2004 our cash position was $209,060 and we had a working capital deficit of $171,215.  Subsequent to the six months ended June 30, 2004, our liquidity and cash resources improved through the sales of 471,032 shares of our common stock for gross proceeds of $824,307.

We will need additional working capital to fund our expanding operations over the next 12 months. We believe that we will need at least an additional $2 million of working capital to fund the projected demand for our Snap! and Bear Shop products and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company’s securities nor can there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

Cash Position and Uses of Cash

Our cash and cash equivalents position as of June 30, 2004 was $209,060.

During the six months ended June 30, 2004, we used $2,303,345 in cash in our operating activities, as compared to $542,165 for the six months ended June 30, 2003. The significant increase in the use of cash by the Company’s operating activities is primarily attributable to the increased level of operations and development activity undertaken. Additionally, we increased inventory by approximately $250,000; increased accounts receivable by approximately $250,000; and supplied over $200,000 in deposits to fund ongoing production of our products.

During the six months ended June 30, 2004, we used $77,186 in cash in investing activities, as compared to $986 for the six months ended June 30, 2003. The increase is the result of new computer equipment purchases to both replace aging equipment and to support the increase in the Company’s headcount. The Company will continue to make capital purchases to support its ongoing operations.

During the six months ended June 30, 2004, our financing activities provided cash in the amount of $1,433,421 as compared to $565,000 for the six months ended June 30, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the first two quarters of 2004.

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

Revenue Recognition - We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touchscreen pay-for-play game terminals to our customer and we believe that collectability is probable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. We usually have agreements with our customers to deliver the requested terminals for a fixed price. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support ("PCS") that is bundled with the initial purchase and is for one year or less is recognized at the time of the initial purchase, if collectability of the resulting receivables is probable. The estimated cost to us to provide such services is accrued and amortized over the expected weighted average life of the obligation period of nine months. We also recognize revenue from tournament play and league play at the time the entry fees are paid and accrue the cost of the estimated payouts.

Forward Looking Statements

We make written and oral statements from time to time in this Quarterly Report regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties described in our 2003 Annual Report on Form 10-KSB, including our ability to obtain development financing as and when need; the market’s acceptance of our products; the completion and successful shipment of our purchase orders; our present financial condition; increased competition and overall economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.   OTHER INFORMATION

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, we sold unregistered shares of our securities in the following transactions:
  During the three months ended June 30 2004, we sold 176,519 shares of common stock for gross proceeds of $308,907. Falcon Capital acted as a placement agent for this offering and received a finder’s fee of $117,590, received 43,850 shares of the Company’s common stock in payment for services related to the sales of the Company’s securities in prior periods. These issuances were made only to “accredited investors” pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
  During the three months ended June 30, 2004, we issued 35,000 shares of common stock to two consulting firms in exchange for investor and public relations services rendered on behalf of the Company. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Regulation S-B Number	Exhibit
3.1	Amended and Restated By-laws of uWink, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

On June 13, 2004, we filed a Current Report on Form 8-K under Item 5 announcing the appointment of Lawrence C. Early as Chief Financial Officer of the Company effective June 6, 2004.

On June 24, 2004, we filed a Current Report on Form 8-K under Item 5 announcing that the Company appointed Messrs. Nimish Patel, JD MBA CPA and Kevin McLeod to its board of directors for two-year terms beginning March 24, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWINK, INC.

August 16, 2004	By:	/s/ Nolan K Bushnell

Nolan K. Bushnell
Chief Executive Officer

By:	/s/ Lawrence C. Early

Lawrence C. Early
Chief Financial Office

