Form 10QSB
period 2004-09-30
uWink, Inc.
filed 2004-11-15
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock outstanding as of November 15, 2004 was 9,787,360

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION                                                2

Item 1. Financial Statements                                                 2

        Consolidated Balance Sheet as of September 30, 2004 (unaudited)      2

        Consolidated Statements of Operations for the
        three and nine months ended September 30, 2004 and 2003 (unaudited)  3

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2004 and 2003 (unaudited)            4

        Notes to Consolidated Financial Statements (unaudited)               5

Item 2. Management's Discussion and Analysis or Plan of Operations           9

Item 3. Controls and Procedures                                             13

PART II.OTHER INFORMATION                                                   14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 6. Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                  15

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               UWINK, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET


                                                        September 30,     December 31,
                                                            2004              2003
                                                        -------------     -------------
                                                        (unaudited)
                                         ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          $      2,910      $  1,156,170
     Account receivable, net of allowance
        for doubtful accounts of $0                          720,261           132,157
     Inventory, net of obsolescence
        reserve of $99,745                                   724,077           179,136
     Prepaid expenses and other current
        assets                                               357,600            41,530
                                                        -------------     -------------
TOTAL CURRENT ASSETS                                       1,804,848         1,508,993

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $396,322                                155,607           134,332
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $780,612                    268,768            46,777

                                                        -------------     -------------
TOTAL ASSETS                                            $  2,229,223      $  1,690,102
                                                        =============     =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $    727,138      $    796,807
     Accrued expenses                                        167,532            68,615
     Accrued payroll and related benefits                         --           252,688
     Due to related parties                                   84,280            57,412
     Convertible note payable, net of
        discount of $46,106                                  150,000           228,894
     Unearned revenue                                             --           159,722

                                                        -------------     -------------
TOTAL CURRENT LIABILITIES                                  1,128,950         1,564,138
                                                        -------------     -------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 10,628,594 and 8,444,049 shares
        issued and outstanding, respectively                  10,628             8,444
     Additional paid-in capital                           20,428,778        16,888,831
     Accumulated deficit                                 (19,339,133)      (16,771,311)
                                                        -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                 1,101,023           125,964
                                                        -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  2,229,223      $  1,690,102
                                                        =============     =============

  The accompaying notes are integral part of these consolidated financial statements.


                                           2

                                            UWINK, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  -----------------------------     ----------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2004             2003             2004             2003
                                                  ------------     ------------     ------------     ------------
NET SALES                                         $   745,041      $  (192,077)     $ 1,364,672      $    41,671

COST OF SALES                                          69,665           11,851          841,049            5,681
                                                  ------------     ------------     ------------     ------------
GROSS PROFIT                                          675,376         (203,928)         523,623           35,990
                                                  ------------     ------------     ------------     ------------
OPERATING EXPENSES
     Selling, general and
       administrative expenses                        968,046          246,180        2,979,550          455,783
     Research and development                          31,414           35,985          293,412          115,120
                                                  ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                              999,960          282,165        3,272,962          570,902
                                                  ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS                                 (324,584)        (486,093)      (2,749,339)        (534,912)
                                                  ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
     Other income                                           3           44,337              478           48,433
     Debt discount expense                                 --          (47,742)        (138,719)         (47,742)
     Gain on settlement of debt                        34,939           48,396          375,739           48,396
     Interest expense                                  (7,247)         (91,507)         (55,231)         (93,964)
                                                  ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                           27,695          (46,516)         182,267          (44,877)
                                                  ------------     ------------     ------------     ------------
LOSS BEFORE PROVISION FOR INCOME TAXES               (296,889)        (532,608)      (2,567,072)        (579,789)

PROVISION FOR INCOME TAXES                                 --               --               --               --
                                                  ------------     ------------     ------------     ------------
NET LOSS                                             (296,889)        (532,608)      (2,567,072)        (579,789)
                                                  ------------     ------------     ------------     ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS        $  (296,889)     $  (532,608)      (2,567,072)     $  (579,789)
                                                  ============     ============     ============     ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $     (0.03)     $     (0.18)           (0.26)     $     (0.20)
                                                  ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                9,668,119        2,929,823        9,799,067        2,929,823
                                                  ============     ============     ============     ============

               The accompaying notes are integral part of these consolidated financial statements.


                                                        3

                                       UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                              2004             2003
                                                                          ------------     ------------
                                                                           (unaudited)      (unaudited)
     CASH FLOW FROM OPERATING ACTIVITIES:
        Net loss                                                          $(2,567,072)     $  (579,789)
        Adjustment to reconcile net loss to net cash
          used in operating activities:
            Amortization of debt discount on convertible note payable         138,719               --
            Amortization of options issued below market price                 161,466               --
            Depreciation and amortization expense                             114,252           67,500
            Issuance of common stock for services                             508,777               --
        Changes in operating assets and liabilities:
          Accounts receivable                                                (588,104)          14,441
          Inventory                                                          (544,942)           1,976
          Deposits                                                           (272,803)              --
          Prepaid expenses and other current assets                           (43,317)          35,291
          Accounts payable, net of forgiveness of
             trade payables in the amount of ($357,739)                      (324,656)        (169,631)
          Accrued expenses                                                    (61,769)        (244,658)
          Accrued payroll and related benefits                               (212,002)        (137,876)
          Unearned revenue, net of converson in
             the amount of $125,000                                           (34,722)         163,889
                                                                          ------------     ------------
     Net cash used in operating activities                                 (3,726,173)        (848,858)
                                                                          ------------     ------------

     CASH FLOW FROM INVESTING ACTIVITIES:
        Payment for property and equipment                                    (88,750)        (107,278)
        Payment for capitalized product development costs                    (268,768)          26,979
                                                                          ------------     ------------
     Net cash used in investing activities                                   (357,517)         (80,299)
                                                                          -----------      -----------

     CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from issuance of debt, net of conversion of debt             105,501         (352,256)
        Proceeds from advances from related parties                            33,500           (5,000)
        Proceeds from issuance of common stock                              3,167,209        1,307,298
        Payment of offering costs                                            (375,780)              --
                                                                          ------------     ------------
     Net cash provided by financing activities                              2,930,430          950,042
                                                                          ------------     ------------

     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                   (1,153,260)          20,884

     CASH AND CASH EQUIVALENTS, Beginning of period                         1,156,170            6,683
                                                                          ------------     ------------

     CASH AND CASH EQUIVALENTS, End of period                             $     2,910      $    27,567
                                                                          ============     ============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                     $    55,766      $        --
                                                                          ============     ============
        Income taxes paid                                                 $       800      $        --
                                                                          ============     ============

     SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
        Conversion of unearned revenue into
           270,333 shares of common stock                                 $   125,000      $        --
                                                                          ============     ============
        Conversion of debt into 250,000
           shares of common stock                                         $   237,133      $        --
                                                                          ============     ============
        Issuance of common stock for salaries                             $   133,793      $        --
                                                                          ============     ============
        Issuance of common stock for services                             $   288,650      $        --
                                                                          ============     ============


          The accompaying notes are integral part of these consolidated financial statements.


                                                   4

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,567,072 for the nine months ended September 30, 2004, and as of September 30, 2004, the Company had an accumulated deficit of $19,339,133. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its expanding operations over the next 12 months. The Company believes that it will need at least an additional $2.5 million of working capital to fund the demand for its Snap! and Bear Shop products and, if necessary, to finance future losses from operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

Stock Options
-------------

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                                                      2004              2003
                                                  ------------     ------------
     Net loss
       As reported                                $(2,567,072)     $  (579,789)
       Compensation recognized under APB 25           161,466           48,333
       Compensation recognized under SFAS 123      (1,139,810)         (85,487)
                                                  ------------     ------------
                  Pro forma                       $(3,545,416)     $  (616,943)
                                                  ============     ============

     Basic and diluted loss per common share
       As reported                                $     (0.26)     $     (0.20)
       Pro forma                                  $     (0.36)     $     (0.21)


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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant in 2004 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 40%; and a weighted average expected life of the option of 10 years, respectively. There were no options granted in 2003.

NOTE 2 - LOSS PER SHARE

The Company reports (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic (loss) per share is computed by dividing (loss) available to common shareholders by the weighted average number of common shares available. Diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net (loss) per share for the nine months ended September 30, 2004 and 2003 because the effect would have been anti-dilutive:


                                                           2004          2003
                                                        ----------    ----------
     Shares to be issued upon conversion
         of preferred stock                                    --     1,610,018
     Shares to be issued upon conversion
         of convertible note                               85,714       517,515
     Stock options issued to employees                  1,364,588       566,521
     Stock options issued to consultants and others        28,515        46,892
     Warrants issued to consultants and finders           113,273       137,036
     Warrants issued for financing                      1,536,380       504,653
                                                        ----------    ----------
                                                        3,128,470     3,382,635
                                                        ==========    ==========

NOTE 3 - INVENTORY

Inventory at September 30, 2004, consists of the following:


     Raw materials                                               $ 277,572
     Work in process                                               227,543
     Finished goods                                                318,707
                                                                 ----------
                                                                   823,822
     Less allowance for obsolete inventory                         (99,745)
                                                                 ----------
                                                                 $ 724,077
                                                                 ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004, consists of the following:

     Computer equipment and related software                     $ 247,478
     Office furniture and equipment                                 17,927
     Leasehold improvements                                         84,849
     Machinery and equipment                                       201,675
                                                                 ----------
                                                                   551,929
     Less accumulated depreciation and amortization               (396,322)
                                                                 ----------

                                                                 $ 155,607
                                                                 ==========

NOTE 5 - EQUITY

During the nine months ended September 30, 2004, the Company:

         o sold 843,286 shares of common stock for cash in private placement offerings for gross proceeds of $1,484,082. The Company paid $301,568, issued 43,850 shares of the Company's common stock and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share in payment for services related to the sales of the Company's securities. The compensation paid to Falcon Capital was treated in accordance with generally accepted accounting principles as a reduction to shareholders' equity. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securites Act;

         o issued 48,485 shares of common stock in exchange for the cancellation of accrued payroll of $108,710;

         o issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $60,000 rendered on behalf of the Company;

         o issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000 rendered on behalf of the Company.

         o issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,132;

         o issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000; and

         o Beginning on May 11 and ending on October 21, we sold 890,992 units for gross proceeds of $1,559,203 to 56 individual investors. Each Unit consists of one share of our common stock (a "Share") and a warrant (a "Warrant") to purchase one share of our common stock at an exercise price of $3.50 per share. The Warrant will be immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $166,739 payment for services related to the sales of the Company's securities. These issuances were made only to "foreign investors" pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933.

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

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

OVERVIEW

uWink, Inc. designs, develops and markets entertainment and gaming software. Much of our software is bundled on our proprietary credit card- and cash-operated game terminals and amusement vending machines. We derive revenue from the sale of our game terminals, amusement vending machines and prizes that the machines dispense. We generate recurring revenue from ongoing software upgrades, tournament network services and reorders of vending machine products. We realize additional revenue from the licensing of our software to lottery, gaming and electronics manufacturers. We sell our products in the United States and some international markets with the majority of our sales being generated in Asia. Our core product line includes: Snap, a network-capable countertop game terminal offering 60 proprietary short-form video games; and Bear Shop, a vending machine utilizing interactive and entertaining software to dispense customized plush teddy bear toys and accessories. We anticipate the use of the Bear Shop vending technology will be utilized for the sale of a range of other products. We have an experienced product development team with diverse skills, allowing us to develop new software programs on a common platform as well as perform the majority of our physical prototyping in-house.

Our primary customers are established domestic and international distributors of coin-operated amusement products. Sales to distributors accounted for more than 95% of our sales for the nine months ended September 30, 2004. We also sell to the owners and operators of establishments who place our products into their own businesses. Our end users are individuals who play games and make impulse purchases of novelty items in public amusement places.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,567,072 for the nine months ended September 30, 2004 and as of September 30, 2004, we had an accumulated deficit of $19,339,133. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine months Ended September 30, 2004 Compared With Nine months Ended September 30, 2003.

Net sales for the nine months ended September 30, 2004 increased by $1,323,001 (3,175%) from $41,671 for the nine months ended September 30, 2003 to $1,364,672 for the nine months ended September 30, 2004. For the nine months ended September 30, 2003 the Company's operations were very limited. For this period, there were 2 employees and less than $30,737 in revenue generated by product sales. We recognized $180,000 in licensing revenue, representing approximately 75% of the total revenue for the period. Upon completion of the reverse merger previously discussed and the related sale of the the Company's equity securities, the Company was effectively recapitalized and restarted. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product in the first 60 days after the product launch. Based on the initial response from the marketplace, we suspended sales to reconfigure the product. We reintroduced the Snap! product into the marketplace in June 2004 and recorded $200,000 in orders for the month then ended. For nine months ended September 30, 2004, we generated more than $750,000 in revenue from the sale of 375 Snap! units. As of September 30, 2004, the Company has an order backlog for 305 Snap! units with a value of $620,000. In July 2004, we introduced the Bear Shop, a vending machine that allows purchasers to design their own "toy bear" characters with unique colors, clothing, and accessories. For the nine months ended September 30, 2004, we sold approximately $540,000 in Bear Shop units and related plush reorders. As of September 30, 2004, the Company has an order backlog for 265 Bear Shop units with a value of $1,600,000.

Cost of sales for the nine months ended September 30, 2004 increased by $835,368 (14,705%) from $5,681 for the nine months ended September 30, 2003 to $841,049 for the nine months ended September 30, 2004. Cost of sales activity during 2003 reflected the very low level of product sales for that period. In 2004, approximately $275,000 of the increase in cost of sales is attributable to the cost associated with the seeding of the marketplace by issuing Snap! and Bear Shop units for evaluation by distributors with the anticipation of the eventual conversion into sales. Additionally, $358,000 of the increase was attributable to the increase in sales of the Snap! product. As hardware products with embedded software, Snap! and Bear Shop are constructed with a variety of hardware components, each of which incurs a cost on a per-unit basis. As a result, as we increase the number of units sold, we correspondingly increase our cost of sales.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $2,523,767 (554%) from $455,783 for the nine months ended September 30, 2003 to $2,979,550 for the nine months ended September 30, 2004. As stated above, during the nine months ended September 30, 2003, there were few employees or product sales. For the nine months ended September 30, 2004: approximately $1,275,000 of the increase is attributable to the cost associated with the hiring of additional personnel; $250,000 of the increase is attributable to marketing, advertising and trade show expenses; and $670,000 of the increase is attributable to audit, legal, consulting, and other expenses resulting from public reporting requirements. We anticipate that as sales increase we will continue to hire additional personnel in sales, marketing and engineering to support the organization.

Research and development expense for the nine months ended September 30, 2004 increased by $178,292 (154%) from $115,120 for the nine months ended September 30, 2003 to $293,412 for the nine months ended September 30, 2004. The increase in the nine months ended September 30, 2004 was principally due to the ongoing development efforts on the Bear Shop product and continued enhancement of the Snap! product.

Gain on the settlement of debt for the nine months ended September 30, 2004 increased by $327,343 (676%) from $48,396 for the nine months ended September 30, 2003 to $375,739 for the nine months ended September 30, 2004. In 2003 and 2004, the Company received proceeds from the sale of its equity securities. Upon receipt of these funds, we entered into negotiations to settle outstanding vendor obligations from the years 2001, 2002 and 2003. In consideration for immediate payment of long outstanding invoices, we were able to settle certain obligation with vendors for amounts less than we were originally charged for the product or services. None of these vendor obligations were long term in nature.

Amortization of debt discounts for the nine months ended September 30, 2004 increased by $90,977 (190%) from $47,742 for the nine months ended September 30, 2003 to $138,719 for the nine months ended September 30, 2004. In the second quarter of 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. On May 19, 2004, the holder of the note elected to convert and exercise on two promissory notes that included detachable warrants. Due to the early exercise of the warrants, we recorded $139,000 in unamortized beneficial conversion feature discount expense.

Interest expense for the nine months ended September 30, 2004 decreased by $38,733 (41%) from $93,964 for the nine months ended September 30, 2003 to $55,231 for the nine months ended September 30, 2004. The decrease in interest expense reflects the Company's decreased use of borrowings to fund its expansion.

LIQUIDITY AND CASH RESOURCES

As of September 30, 2004 our cash position was $2,910 and we had working capital of $675,898. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the first three quarters of 2004 we sold 1,734,278 shares of common stock for cash in private placement offerings for gross proceeds of $3,043,285. We have used the net proceeds (after commissions and professional fees) of the offering to complete the development of our products, restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital.

We will need additional working capital to fund our expanding operations over the next 12 months. We believe that we will need at least an additional $2.5 million of working capital to fund the projected demand for our Snap! and Bear Shop products and, if necessary, to finance future losses from operations. We expect to use approximately $1.7 million of the additional $2.5 million of working capital to finance the production of our Bear Shop and Snap! units. We intend to use the remaining net proceeds to finance research and development activities, sales and marketing activities, general and administrative matters and on capital expenditures. We have not yet allocated specific amounts for these purposes. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of September 30, 2004 was $2,910.

During the nine months ended September 30, 2004, we used $3,726,173 in cash in our operating activities, as compared to $848,858 for the nine months ended September 30, 2003. The significant increase in the use of cash by the Company's operating activities is primarily attributable to the increased level of operations and development activity undertaken. Additionally, we increased inventory by approximately $545,000; increased accounts receivable by approximately $580,000; and supplied over $270,000 in deposits to fund ongoing production of our products.

During the nine months ended September 30, 2004, we used $357,517 in cash in investing activities, as compared to $80,299 for the nine months ended September 30, 2003. The increase is principally the result of payment for capitalized product development costs and new computer equipment purchases to both replace aging equipment and to support the increase in the Company's headcount. The Company will continue to make capital purchases to support its ongoing operations.

During the nine months ended September 30, 2004, our financing activities provided cash in the amount of $2,930,430 as compared to $950,042 for the nine months ended September 30, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the first three quarters of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

ESTIMATES - Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, impairment of long-lived assets and intangibles, and value of our stock and options/warrants issued for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

FORWARD LOOKING STATEMENTS

We make written and oral statements from time to time in this Quarterly Report regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "are expected to,", "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us.
Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties described in our 2003 Annual Report on Form 10-KSB, including our ability to obtain development financing as and when need; the market's acceptance of our products; the completion and successful shipment of our purchase orders; our present financial condition; increased competition and overall economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2004, we sold unregistered shares of our securities in the following transactions:

         1. Issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D;

         2. Issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,132; This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         3. Beginning on May and ending on October 21, we sold 890,992 units for gross proceeds of $1,559,203 to 56 individual investors. Each Unit consists of one share of our common stock (a "Share") and a warrant (a "Warrant") to purchase one share of our common stock at an exercise price of $3.50 per share. The Warrant will be immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $166,739 and 75,000 shares of the Company's common stock as payment for services related to the sales of the Company's securities. These issuances were made only to "foreign investors" pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      REGULATION
      S-B NUMBER                  EXHIBIT

         10.1 Lease for office space at 5443 Beethoven Street Los Angeles California 90066

         10.2     $150,000 10% Convertible Promissory Note dated March 15, 2004

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2 Rule 13a-14(a) Certification of Chief Financial Officer and Chief Accounting Officer

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UWINK, INC.



November 15, 2004                         By: /s/ NOLAN K BUSHNELL
                                              ---------------------------
                                                  Nolan K. Bushnell
                                                  Chief Executive Officer



                                          By: /S/ LAWRENCE C. EARLY
                                              ----------------------------
                                                  Lawrence C. Early
                                                  Chief Financial Officer
                                                  Chief Accounting Officer