Form 10QSB/A
period 2004-09-30
uWink, Inc.
filed 2004-11-30
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. 1
                                 FORM 10-QSB/A

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
                                                        =============     =============

  The accompanying notes are integral part of these consolidated financial statements.

                                           2

                                            UWINK, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  -----------------------------     ----------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2004             2003             2004             2003
                                                  ------------     ------------     ------------     ------------
NET SALES                                         $   745,041      $  (192,077)     $ 1,364,672      $    41,671

COST OF SALES                                          69,665           11,851          841,049            5,681
                                                  ------------     ------------     ------------     ------------
GROSS PROFIT                                          675,376         (203,928)         523,623           35,990
                                                  ------------     ------------     ------------     ------------
OPERATING EXPENSES
     Selling, general and
       administrative expenses                        968,046          246,180        2,979,550          455,783
     Research and development                          31,414           35,985          293,412          115,120
                                                  ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                              999,960          282,165        3,272,962          570,902
                                                  ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS                                 (324,584)        (486,093)      (2,749,339)        (534,912)
                                                  ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
     Other income                                           3           44,337              478           48,433
     Debt discount expense                                 --          (47,742)        (138,719)         (47,742)
     Gain on settlement of debt                        34,939           48,396          375,739           48,396
     Interest expense                                  (7,247)         (91,507)         (55,231)         (93,964)
                                                  ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                           27,695          (46,516)         182,267          (44,877)
                                                  ------------     ------------     ------------     ------------
LOSS BEFORE PROVISION FOR INCOME TAXES               (296,889)        (532,608)      (2,567,072)        (579,789)

PROVISION FOR INCOME TAXES                                 --               --               --               --
                                                  ------------     ------------     ------------     ------------
NET LOSS                                             (296,889)        (532,608)      (2,567,072)        (579,789)
                                                  ------------     ------------     ------------     ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS        $  (296,889)     $  (532,608)      (2,567,072)     $  (579,789)
                                                  ============     ============     ============     ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $     (0.03)     $     (0.18)           (0.27)     $     (0.20)
                                                  ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED               10,248,378        2,929,823        9,596,042        2,929,823
                                                  ============     ============     ============     ============

               The accompanying notes are integral part of these consolidated financial statements.

                                                        3


                                       UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                              2004             2003
                                                                          ------------     ------------
                                                                           (unaudited)      (unaudited)
     CASH FLOW FROM OPERATING ACTIVITIES:
        Net loss                                                          $(2,567,072)     $  (579,789)
        Adjustment to reconcile net loss to net cash
          used in operating activities:
            Amortization of debt discount on convertible note payable         138,719               --
            Amortization of options issued below market price                 161,466               --
            Depreciation and amortization expense                             114,252           67,500
            Issuance of common stock for services                             379,245               --
        Changes in operating assets and liabilities:
          Accounts receivable                                                (588,104)          14,441
          Inventory                                                          (544,942)           1,976
          Deposits                                                           (272,803)              --
          Prepaid expenses and other current assets                           (43,317)          35,291
          Accounts payable, net of forgiveness of
             trade payables in the amount of ($357,739)                      (324,656)        (169,631)
          Accrued expenses                                                    (61,769)        (244,658)
          Accrued payroll and related benefits                               (212,002)        (137,876)
          Unearned revenue, net of conversion in
             the amount of $125,000                                           (34,722)         163,889
                                                                          ------------     ------------
     Net cash used in operating activities                                 (3,480,668)        (848,858)
                                                                          ------------     ------------

     CASH FLOW FROM INVESTING ACTIVITIES:
        Payment for property and equipment                                    (88,750)        (107,278)
        Payment for capitalized product development costs                    (268,768)          26,979
                                                                          ------------     ------------
     Net cash used in investing activities                                   (357,517)         (80,299)
                                                                          -----------      -----------

     CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from issuance of debt, net of conversion of debt                  --         (352,256)
        Proceeds from advances from related parties                            26,868           (5,000)
        Proceeds from issuance of common stock                              3,033,838         1,307,298
        Payment of offering costs                                            (375,780)              --
                                                                          ------------     ------------
     Net cash provided by financing activities                              2,684,926          950,042
                                                                          ------------     ------------

     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                   (1,153,260)          20,884

     CASH AND CASH EQUIVALENTS, Beginning of period                         1,156,170            6,683
                                                                          ------------     ------------

     CASH AND CASH EQUIVALENTS, End of period                             $     2,910      $    27,567
                                                                          ============     ============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                     $    55,766      $        --
                                                                          ============     ============
        Income taxes paid                                                 $       800      $        --
                                                                          ============     ============

     SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
        Conversion of unearned revenue into
           270,333 shares of common stock                                 $   125,000      $        --
                                                                          ============     ============
        Conversion of debt into 250,000
           shares of common stock                                         $   237,133      $        --
                                                                          ============     ============
        Issuance of common stock for salaries                             $   133,793      $        --
                                                                          ============     ============
        Issuance of common stock for services                             $   245,542      $        --
                                                                          ============     ============

          The accompanying notes are integral part of these consolidated financial statements.

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
                                                                 ----------

                                                                 $ 155,607
                                                                 ==========

NOTE 5 - EQUITY

During the nine months ended September 30, 2004, the Company:

         o sold 843,286 shares of common stock for cash in private placement offerings for gross proceeds of $1,484,082. The Company paid $209,041, issued 43,850 shares of the Company's common stock and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share in payment for services related to the sales of the Company's securities. The compensation paid to Falcon Capital was treated in accordance with generally accepted accounting principles as a reduction to shareholders' equity. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securites Act;

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

         o issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000; and

         o we sold 885,593 units for gross proceeds of $1,549,756 to 55 individual investors. Each Unit consists of one share of our common stock (a "Share") and a warrant (a "Warrant") to purchase one share of our common stock at an exercise price of $3.50 per share. The Warrant will be immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $166,739 payment for services related to the sales of the Company's securities. These issuances were made only to "foreign investors" pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933. Additionally, we sold 5,399 of the above mentioned units for gross proceeds of $9,447 to one individual investor in the month of October.

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

RESULTS OF OPERATIONS

Nine months Ended September 30, 2004 Compared With Nine months Ended September 30, 2003.

Net sales for the nine months ended September 30, 2004 increased by $1,323,001 (3,175%) from $41,671 for the nine months ended September 30, 2003 to $1,364,672 for the nine months ended September 30, 2004. For the nine months ended September 30, 2003 the Company's operations were very limited. For this period, there were 2 employees and less than $30,737 in revenue generated by product sales. Upon completion of the reverse merger previously discussed and the related sale of the Company's equity securities, the Company was effectively recapitalized and restarted. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product in the first 60 days after the product launch. Based on the initial response from the marketplace, we suspended sales to reconfigure the product. We reintroduced the Snap! product into the marketplace in June 2004 and recorded $200,000 in orders for the month then ended. For nine months ended September 30, 2004, we generated more than $750,000 in revenue from the sale of 375 Snap! units. As of September 30, 2004, the Company has an order backlog for 305 Snap! units with a value of $620,000. In July 2004, we introduced the Bear Shop, a vending machine that allows purchasers to design their own "toy bear" characters with unique colors, clothing, and accessories. For the nine months ended September 30, 2004, we sold approximately $540,000 in Bear Shop units and related plush reorders. As of September 30, 2004, the Company has an order backlog for 265 Bear Shop units with a value of $1,600,000.

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

During the first three quarters of 2004 we sold 1,728,879 shares of common stock for cash in private placement offerings for gross proceeds of $3,033,838. We have used the net proceeds (after commissions and professional fees) of the offering to complete the development of our products, restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital.

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

During the nine months ended September 30, 2004, we used $3,480,668 in cash in our operating activities, as compared to $848,858 for the nine months ended September 30, 2003. The significant increase in the use of cash by the Company's operating activities is primarily attributable to the increased level of operations and development activity undertaken. Additionally, we increased inventory by approximately $545,000; increased accounts receivable by approximately $580,000; and supplied over $270,000 in deposits to fund ongoing production of our products.

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

During the nine months ended September 30, 2004, our financing activities provided cash in the amount of $2,684,926 as compared to $950,042 for the nine months ended September 30, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the first three quarters of 2004.

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