Form 10KSB
period 2004-12-31
uWink, Inc.
filed 2005-03-31
CIK 1108699

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) As been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_ ]

      The issuer's revenue for the fiscal year ended December 31, 2004 was $1,819,978.

      The market value of the voting stock held by non-affiliates of the issuer as of December 31, 2004 was approximately $10,440,000.

      The number of shares of the common stock outstanding as of December 31, 2004 was 10,615,664.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable.

Transitional Small Business Disclosure Format (check one)

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM NUMBER AND CAPTION                                              PAGE NUMBER

ITEM 1.  DESCRIPTION OF BUSINESS.                                              1

ITEM 2.  DESCRIPTION OF PROPERTY.                                              6

ITEM 3.  LEGAL PROCEEDINGS.                                                    6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                  6

                                     PART 2

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND COMPANY PURCHASES OF EQUITY SECURITIES.                   7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.           10

ITEM 7.  FINANCIAL STATEMENTS.                                                15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.                              16

ITEM 8A. CONTROLS AND PROCEDURES                                              16

ITEM 8B. OTHER INFORMATION                                                    16

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT.                                                    17

ITEM 10. EXECUTIVE COMPENSATION                                               19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                      20

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                      20

ITEM 13. EXHIBITS                                                             21

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.                              21

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

         Prior to the reverse merger with uWink California, Inc. we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue acquired 99.5% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California received approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue.

GENERAL

         We design, develop and market entertainment software for touch screen video game terminals and amusement vending machines. We derive our revenue from the sale of our game terminals and amusement vending machines, products the vending machines dispense, and licensing fees on software sales. We focus our product development efforts on entertainment and amusement markets that are highly responsive to innovation.

         Over several years of operation, we have invested substantial time and capital in the construction of a uniform development platform. We have used this platform to develop over 70 short-form video games and several interactive kiosks. We now own extensive software and hardware components that can be used in multiple products, thereby reducing the cost of development, the time to market, and the integration of existing software into additional hardware applications.

         As part of our plan to leverage uWink technology in restaurants and public entertainment venues, we participated in the auction of the assets of Sega GameWorks, LLC, with the financial backing of Mellon HBV Alternative Strategies, LLC. In spite of uWink emerging as the highest bidder at the auction by more than $1.2 million, with a final bid of $9.5 million, SS Entertainment USA, a subsidiary of Sega Corporation, was the successful bidder at $8.3 million for technical reasons, and was contingently awarded the assets.

         To continue working towards our goal of integrating our entertainment and operating systems technology, we are currently in planning stage of an owned restaurant. The restaurant can be considered an updated Chuck E. Cheese aimed at young adults and families seeking to have an entertainment experience as well as enjoyable meal. uWink plans to install technology in the restaurant within 2005 and plans to open two to three additional locations in the American Southwest region shortly thereafter. We are also seeking acquisition opportunities in the restaurant and game room business. For the year ended December 31, 2004, there were no revenues or expense associated with the plans for the restaurant.

OUR PRODUCTS AND SERVICES

         We have developed the following products for several domestic and international markets: Snap! and Bear Shop.

         Snap! is a web-enabled, network-capable, coin-operated touch-screen entertainment terminal that delivers over 50 proprietary and customizable short-form video games. Approximately two feet high by two feet wide, Snap! is a state-of-the-art counter top kiosk with 360 degree rotation, a high-resolution liquid crystal display screen, and a currency reader able to identify and process coins, bills, and credit cards. Typical locations for Snap! include traditional amusement venues such as bars and arcades, as well as non-traditional public spaces, such as airport lounges, chain restaurants, coffee houses, and hotels. The Snap! video games are all short-form (less than five minutes in duration) games of skill, which include trivia, sports contests, strategy, card games and other hand-eye challenges. Unlike traditional coin-operated games, Snap! is also Internet-enabled, which allows us to offer network services to our customers, such as the ability to conduct large-scale prized tournaments, automatic downloads of new games and updates to existing games, and continuous tracking and analysis of each terminal's performance. By offering maintenance packages and network services at additional cost, we ensure a recurring revenue stream for the life of the product. Snap! is our next generation product originating from the Eyecon, of which we sold approximately 1,500 units domestically in the period 2000-2001. Snap! was introduced in the Pacific Rim in November 2003, Europe in January 2004 and in the United States in March 2004. During the year ended December 31, 2004, we sold approximately 520 units, generating more than $1,000,000 in revenue compared to less than $150,000 in revenue during the year ended December 31, 2003. During the year ended December 31, 2004, we generated no revenue from network services

         Bear Shop is a vending machine that allows purchasers to design their own "stuffed toy bear" characters with unique colors, clothing, and accessories. Bear Shop offers a unique packaging solution that allows the user to see the stuffed animal grow right before his or her own eyes. Bear Shop is an approximate seven-foot by three-foot cabinet-style machine with an embedded high-resolution liquid crystal display touch-screen that interfaces with the end user for functional commands. Typical locations for Bear Shop include traditional amusement venues, such as arcades and amusement parks, as well as shopping centers and supermarkets. Bear Shop was introduced to the market at the Amusement Showcase International trade show in Las Vegas in March 2004 and has sold more than 100 units since that time, generating more than $750,000 in revenue.

DISTRIBUTION AND MARKETING

         Snap! is now being marketed and distributed globally. We are selling Snap! through direct marketing initiatives into vertical markets and through established coin operated industry channels. In January 2004, we attended trade shows in the United Kingdom and Germany. In all regions, we have tiered pricing schedules for our different sales channels and markets. We bring market awareness to this product through our existing relationships, presentations at trade shows, our website, and traditional collateral material.

         We distribute and market Bear Shop to the amusement market through established coin operated industry channels, and license the product to manufacturing and marketing partners in certain territories. On February 3, 2005, we signed a three-year manufacturing and exclusive distribution agreement with Bell-Fruit Games, Ltd., the leading designer and manufacturer of gaming and amusement machines in the United Kingdom. Bell-Fruit Games is a subsidiary of Danoptra Holdings Ltd., formerly known as Kunick PLC. Under the terms of the agreement, uWink grants Bell-Fruit Games license to manufacture its patent-pending, interactive Bear Shop vending machine. In addition, the agreement awards exclusive marketing and distribution rights for the Bear Shop to Bell-Fruit Games in the United Kingdom, Germany, Italy and Spain. uWink is to receive per-unit royalties for each machine sold, and has retained exclusive rights to supply the bears, clothing and accessory "consumables" to Bell-Fruit Games' customers, generating the potential for a substantial base of recurring revenue per machine.

COMPETITION

         Our primary markets involve end users who play games and make impulse purchases of novelty items in public amusement places. Both Snap! and Bear Shop products serve the coin-operated entertainment amusement market, approximately a $6 billion marketplace according to "Vending Times" January 2005. Our markets are highly competitive and are penetrated by many well-capitalized and established companies. Each of our products is faced with separate competitive forces.

         For our Snap! product, competitors include those companies that produce and sell products for the multi-game countertop market. In North America, there are three main competitors: (1) Merit Industries, located in Pennsylvania, is a market leader in this product type and has a significant installed base; (2) JVL, located in Canada, has been in the market for over 5 years and has a number of competitive products; and (3) Coastal Games, located in New Jersey, while a smaller competitor than those above, has notable competitive products. In Europe, there are four main sources of competition: (1) Photoplay GBH, located in Austria, has the largest market share in Europe and, similar to our model, has well designed terminals, a networked tournament system, and a large promotional effort; (2) Merkur GBH, located in Germany, two years ago introduced "Trendy", a well designed terminal with a strong presence in that country; (3) Leisure Link PLC, located in the United Kingdom, is an operator with a large multi game terminal deployed in modest numbers in the UK; and (4) Tab, located in Austria, also makes complete game units. In the Pacific Rim, there is little or no domestic production of competitive products, although there is some export from the North American and European companies listed above.

         For our Bear Shop product, there is no direct competition from any global region as far as management is aware. It could be considered to be a direct replacement for "Crane Machines", which exist in large numbers worldwide. It could also be considered an automatic equivalent to the "Build A Bear" stores that have enjoyed significant success in shopping malls.


OUR MANUFACTURING RELATIONSHIPS

        Our Snap! product is currently being manufactured in Shenzhen China. With all of the necessary components in place, the factory has the ability to produce a finished product within 14 days of a purchase order and has a weekly capacity of more than 100 units.

         The first 100 Bear Shop units were produced in Los Angeles, California by a contract manufacturer. We are currently exploring various relationships with contract manufacturers both in the United States and China regarding the production of additional units.

         Our contract manufacturers assemble our component pieces from readily-available supplies. None of our component pieces are custom-made and we are not aware of any supply shortages of any of our component pieces.

CUSTOMERS

         We are dependent on a small group of customers to generate the majority of our sales. For the year ended December 31, 2004 we had more than 160 active customers. Our single largest customer represented 28% of our total sales. Our 5 largest customers comprised 57% of our total sales. Our 10 largest customers comprised 68% of our total sales.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have registered a number of domain names, and have filed U.S. and international patent applications covering certain of our proprietary technology.

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

GOVERNMENT REGULATION

         We are subject to general business regulations and laws. Such existing and future laws and regulations may impede the growth of the Internet. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. This could diminish the demand for our products and services and increase our cost of doing business.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2004 and 2003 we spent $355,315 and $282,233, respectively, on research and development activities related to new games, kiosks and amusement products in general. None of the costs associated with these activities are borne directly by our customers.

EMPLOYEES

         We currently employ 11 people on a full-time basis. None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.


AVAILABLE INFORMATION

      We are not currently required to deliver an annual report to security holders, due to our limited resources we have elected to not voluntarily send an annual report to our security holders. Our investor relations website is www.uwink.com. We make available on this website, under "Investor Relations", free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC").

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


         WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR ADDITIONAL LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. During our fiscal year ended December 31, 2004, we generated $1,819,978 of revenue and realized a net loss $3,769,322. We have yet to generate profits from operations and consequently we are unable to predict with any certainty whether our operations will become a commercially viable business. In order for us to become profitable, we will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

         WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO MEET OUR PROJECTED DEMAND FOR OUR PRODUCTS AND IF NECESSARY, TO FINANCE FUTURE LOSSES FROM OPERATIONS AS WE ENDEAVOR TO BUILD REVENUE, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADEQUATE CAPITAL AS AND WHEN REQUIRED. We believe that we will need at least an additional $2 million of working capital to fund the projected demand for our Snap! and Bear Shop products and construct a restaurant, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

         WE DO NOT HAVE A SIGNIFICANT OPERATING HISTORY AND, AS A RESULT, THERE IS A LIMITED AMOUNT OF INFORMATION ABOUT US ON WHICH TO MAKE AN INVESTMENT DECISION. We have been in the business of designing, developing, and marketing entertainment software and touch screen game terminals and amusement vending machines for public locations since 1999. However, we have not derived a significant amount of revenue from these activities and these activities remain a relatively new pursuit for us. Accordingly, there is little operating history upon which to judge our current operations.

         IF OUR PRODUCTS ARE NOT ACCEPTED IN THE COMPETITIVE MARKET FOR ENTERTAINMENT SOFTWARE AND PRODUCTS, WE MAY BE UNABLE TO COMPETE. Our success as an entertainment software and products supplier is dependent upon numerous factors, including our ability to design, manufacture, market and service our software and products that achieves customer acceptance while maintaining product quality and acceptable margins. If our software or products fail to be accepted by the entertainment software and product market and we are otherwise unable to develop software and products that offer technological advantages, we will be unable to generate the revenues necessary to compete effectively. Consequently, the results of our operations could suffer.

         THE MARKET FOR OUR STOCK IS LIMITED. Our common stock is traded on the OTC Bulletin Board under the symbol "UWNK." On March 30, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.87 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive offices are located in Los Angeles, California and consist of 5,000 square feet of office space and 5,000 square feet of warehouse space. We leased this space pursuant to a lease which expired on February 28, 2005 at the rate of $10,000 per month. We are currently renting this facility at the rate of $10,000 in a month-to-month arrangement which expires on April 30, 2005. We believe there is an adequate supply of lease space available at comparable rates. We are actively searching for new space and expect to have a lease commitment signed by April 30, 2005 which will satisfy our space requirement for the foreseeable future. We own no real estate.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party in any litigation and we have no knowledge of any pending legal proceedings in any court or agency of government or government authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the OTC Bulletin Board under the symbol "UWNK." The following table sets forth the high and low closing prices of our common stock for each calendar quarter of 2003 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The table also gives effect to a 1 for
3.15611 reverse split which became effective as of November 13, 2003. We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.

         Quarter Ended                     High                      Low

         March 31, 2003                   $0.01                    $0.01
         June 30, 2003                    $0.02                    $0.02
         September 30, 2003               $0.05                    $0.02
         December 31, 2003                $8.00                    $0.03



         Quarter Ended                      High                      Low

         March 31, 2004                    $6.00                    $1.50
         June 30, 2004                     $4.99                    $1.80
         September 30, 2004                $3.95                    $2.25
         December 31, 2004                 $3.00                    $1.12

         As of March 30, 2005, there were approximately 611 record holders of our common stock.

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

      Equity compensation plans approved            -0-                   -0-                   -0-
      by security holders

      Equity   compensation   plans   not       1,599,934                $1.74             117,792
      approved by security holders (1)(2)

            Total                               1,599,934                $1.74             117,792

(1) In connection with our acquisition of uWink California on December 4, 2003, we agreed to assume 584,917 options previously issued by uWink California to its employees as part of our acquisition of same. The securities reported in the table above reflect this assumption.
(2) On February 24, 2004 the Company and its Board of Directors authorized the creation of the uWink, Inc. 2004 Stock Incentive Plan with a maximum number of shares of Common Stock that will be available for issuance under the Plan of 1,200,000. During the year 2004, 1,082,208 options to purchase shares of the Company's Common Stock were issued and outstanding as of December 31, 2004. Under the 2004 Stock Incentive Plan, 117,792 options to purchase the Company's Common Stock remain available for future issuance as of December 31, 2004. The securities reported in this table reflect the issuance of this option to purchase the Common Stock of the Company under the Plan.


RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 2004, we sold unregistered shares of our securities in the following transactions:

       sold 843,286 shares of common stock for cash in private placement offerings for gross proceeds of $1,484,082. The Company paid $200,971, issued 43,850 shares of the Company's common stock valued at $87,621 and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $3.50 per share in payment for services related to the sales of the Company's securities. The compensation paid to Falcon Capital was treated in accordance with generally accepted accounting principles as a reduction to shareholders' equity. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

         issued 48,485 shares of common stock in exchange for the cancellation of accrued payroll of $108,710. The issuances to our employees were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

        issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $60,000 rendered on behalf of the Company. The issuances to CCRI, Inc. were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

        issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000 rendered on behalf of the Company. The issuances to Jaffoni & Collins were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

        issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,000. The issuances to Mr. Ramirez were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

         issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000. The issuances to Mr. Patel were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

         issued 75,000 shares of common stock to New Capital Advisors for financial consulting services valued at $121,304 rendered on behalf of the Company. The issuances to New Capital Advisors were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

         issued 87,500 shares of common stock to Falcon Capital for investor relations services valued at $153,038 rendered on behalf of the Company. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act;

         sold 767,227 units for gross proceeds of $1,493,590 to 58 individual investors. Each Unit consists of one share of our common stock (a "Share") and a warrant (a "Warrant") to purchase one share of our common stock at an exercise price of $3.50 per share. The Warrant will be immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $199,389 payment for services related to the sales of the Company's securities. These issuances were made only to "foreign investors" pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933. The compensation paid to Falcon Capital was treated in accordance with generally accepted accounting principles as a reduction to shareholders' equity. The issuances to Falcon Capital were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

         On January 1, 2005 we issued ninety thousand shares (90,000) of the Company's common stock to consultants in exchange for public relations and legal services having a value of one hundred fourteen thousand five hundred dollars ($114,500) rendered during the first quarter of 2005. The issuances to the consultants were made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. Consultants acknowledge that the shares of Common Stock issued have not been registered under the Securities Act of 1933, and accordingly are "restricted securities" within the meaning of Rule 144 of the Act.

         On February 22, 2005, we issued one hundred seventy five thousand shares (175,000) of the Company's common stock to a consultant in exchange for public relations services having a value of one hundred fifty seven thousand five hundred dollars ($157,500), to be provided during the year 2005. This issuance to the consultant was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and filed on Form S-8 by the Company on February 17, 2005.

         On March 1, 2005 we issued four hundred thousand (400,000) shares of the Company's Common Stock to a consultant in exchange for investor relation services having a value of three hundred sixty thousand dollars ($360,000) to be provided during the period of February 2005 through February 2006. This issuance to the consultant was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Consultant acknowledges that the shares of common stock issued pursuant to the investor relation agreement, incorporated by reference herein, have not been registered under the Securities Act of 1933, and accordingly are "restricted securities" within the meaning of Rule 144 of the Act.

         Lastly, on March 11, 2005, we sold one hundred thousand (100,000) shares of the Company's common stock for cash in a private placement offering for gross proceeds of seventy five thousand dollars ($75,000). The shares have not been registered with the Securities and Exchange Commission in reliance on Rule 506 under the Securities Act of 1933 (the "Act"). These securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act by way of registration or exemption from registration. The securities were sold only to "accredited investors" within the meaning of Rule 501 under the Act who otherwise meet certain minimum suitability standards.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this Annual Report on Form 10-KSB.

OVERVIEW

Our primary sources of revenue are from the sale of our Snap! game terminals, sale of our Bear Shop units, licensing fees on our software library, and the sale of inventory refills of our Bear Shop machines.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, and value of our stock and options/warrants issued for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

BASIS OF PRESENTATION

         The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $3,769,322 for the year ended December 31, 2004 and as of December 31, 2004, we had a working capital deficiency of $92,193.

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

RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2004 increased by $1,577,902 (652%) from $242,076 for the year ended December 31, 2003 to $1,819,978 for the year ended December 31, 2004. The increase in revenue was attributable to the introduction of the Bear Shop unit into the American marketplace as well as the increased acceptance of the Snap! game terminals internationally, specifically in Japan and New Zealand. For the year ended December 31, 2004, we sold approximately 520 Snap! units and 100 Bear Shop units. For the year ended December 31, 2004, Snap! sales comprised 57% of our total sales and Bear Shop units 35%.

         Snap! sales were materially adversely affected by production problems at our manufacturer in Shenzhen China. In December 2004, we solved this problem by engaging the services of a native Chinese US-trained mechanical engineer who specializes in the development, implementation and administration of electronic manufacturing quality control processes and procedures. This contractor works directly with our manufacturer in China to improve the quality of the products. Production runs subsequent to the year ended December 31, 2004 have seen an improvement in the quality of units, and should lead to a higher reorder rate, resulting in higher unit sales and related revenue.

         Additionally, during the fourth quarter of 2004, our primary market, the coin-op entertainment amusement market, began to experience a marked slowdown in sales from prior period and prior year. The slowdown, coupled with other internal factors, resulted in a materially adverse impact on the sales of our Snap! units.

         Lastly, Bear Shop sales were materially adversely affected due to deficiencies encountered in the Microsoft Windows(TM)-based operating system employed in the original design. In July 2004, a new Vice President of Engineering was hired to oversee the transition of the Bear Shop operating system from Microsoft Windows(TM) to Linux(TM). During this transitional period Bear Shop sales were halted. In late February 2005, the revised operating system and user interface were completed and Bear Shop units were made available for sale. Due to higher reliability and lower operational costs of the new Linux(TM)-based software, the revamped Bear Shop units showed an increase in machine revenue. It is anticipated that due to improvements realized in the revamped software, market demand for Bear Shop units, and related consumable inventory refills, should increase leading to higher revenue.

         Cost of sales for the year ended December 31, 2004 increased by $1,111,172 (1624%) from $68,404 for the year ended December 31, 2003 to
$1,179,576 for the year ended December 31, 2003. The increase in cost of sales is attributable to the increase in sales of our products and the related costs associated with their production.

          Our gross profit percentage was 35% for the year ended December 31, 2004 compared to 72% for the year ended December 31, 2003. The significant decrease in the gross profit percentage is attributable to increased product sales and its related cost of production. During the year ended December 31, 2003, the majority of the revenue recorded was attributable to software library licensing fees which have no corresponding cost of sales.

         Selling, general and administrative expenses for the year ended December 31, 2004 increased by $2,589,024 (180%) from $1,438,181 for the year ended December 31, 2003 to $4,027,205 for the year ended December 31, 2004. The increase was primarily attributable to: increased staffing levels ($1,004,000), increased use of outside consultants ($400,000), costs associated with public reporting requirements and increased legal fees($450,000); bad debt reserves on delinquent customer accounts ($154,000); and inventory write-down ($320,000). The inventory write-down was primarily attributable to over 100 units of prior generation touchscreen entertainment terminals, and related component pieces, which proved to have no market value and whose carrying values were written down to zero.

         Research and development expense for the year ended December 31, 2004 increased by $73,082 (100%) from $282,233 for the year ended December 31, 2003 to $355,315 for the year ended December 31, 2004. Research and development expense increased due to increased staffing levels, specifically the hiring of a Vice President of Engineering. Research and Development expenditures also increased due to the Company's ongoing development efforts to expand the utilization of previously developed technologies into additional amusement vending units.

         Amortization of debt discounts for the year ended December 31, 2004 increased by $78,577 (100%) from $78,892 for the year ended December 31, 2003 to $157,469 for the year ended December 31, 2004. In 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. The debt discounts of $124,998 are being amortized to expense over the twelve month term of the note. During the year 2004, we recognized an accelerated amount of debt discount due to the early exercise of notes issued to Scientific Games in the amount of $250,000.

         Gain on the settlement of debt for the year ended December 31, 2004 increased by $256,003 (181%) from $141,253 for the year ended December 31, 2003 to $397,256 for the year ended December 31, 2004. In 2004, we were able to settle certain obligations with old vendors for amounts less than we were originally charged for the product or services.

         Nominal stock option issuance expense for the year ended December 31, 2004 increased by $221,236 (100%) from $0 in the year ended December 31, 2003. The increase in primarily attributable to the recognition of stock options issued below the value established by the public marketplace in prior years.

         Interest expense for the year ended December 31, 2004 decreased by $60,132 (48%) from $125,358 for the year ended December 31, 2003 to $65,226 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2004 we raised $2,977,672 in gross proceeds from the sale of 1,610,573 shares of our common stock compared to gross proceeds of $3,727,756 from the sale of 1,930,730 shares of our common stock during the year ended December 31, 2003. The decrease is primarily attributable to adverse market conditions for the Company's Private Placement Offerings.

         Proceeds from the issuance of debt instruments increased $944,574 (756%) from $125,000 for the year ended December 31, 2003 to $1,069,574 for the year ended December 31, 2004. The increase is primarily attributable to the issuance of approximately $1,000,000 in short term debt instruments related to the Company's pursuit of the assets of Sega Gameworks out of bankruptcy. Subsequent to the year ended December 31, 2004 $675,000 of this short-term debt was retired with the anticipation of the remainder being retired prior the end of 2005.

         Proceeds from advances from related parties increased $187,000 (100%) to $132,000for the year ended December 31, 2004 compared to a repayment of ($55,000) for the year ended December 31, 2003. The increase is primarily attributable to advances received from related parties for the production of Snap! units in China.

         We believe that our working capital as of the date of this report will not be sufficient to fund our current level of operations through the end of the current fiscal year ending December 31, 2005. We believe that we will need at least an additional $2 million of working capital to fund the projected demand for our Snap! and Bear Shop products and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

SOURCES OF CASH

         Since January 1, 2003, we have financed our operations principally through the sale of our common stock for gross proceeds of $6,705,428.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of December 31, 2004 was $58,307. At March 31, 2005 our cash position was approximately $200,000.

         During the year ended December 31, 2004, we used $4,512,706 in cash in our operating activities, as compared to $2,085,754 for the year ended December 31, 2003, an increase of $2,426,952 (116%). The increase in the use of cash is primarily attributable to: an increase in accounts receivable ($670,000); an increase in inventory ($300,000); an increase in deposits ($854,000); a reduction of accrued expenses ($102,000); and a reduction in accrued payroll and related benefits ($173,000).

         During the year ended December 31, 2004, we used $364,044 in cash in investing activities, as compared to $107,278 for the year ended December 31, 2003, an increase of $256,766 (239%). The increase is attributable to the purchase of computers and related office equipment to support the expanded staff and the increase in capitalized product development costs.

         During the year ended December 31, 2004, our financing activities provided cash in the amount of $3,778,888, as compared to $3,342,754 for the year ended December 31, 2003, an increase of $436,134 (13%). The increase is due to the issuance of short-term debt instruments to support our pursuit of the assets of Sega Gameworks out of bankruptcy.

         Subsequent to December 31, 2004, we sold 100,000 shares of our common stock through a private placement offering for gross proceeds of $75,000.


OFF-BALANCE SHEET ARRANGEMENTS

         We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS


                           UWINK, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                    CONTENTS

                                                                                               Page
                                                                                               ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     Report of Independent Registered Public Accounting Firm                                    F-1

FINANCIAL STATEMENTS:
      Consolidated Balance Sheet for the years ended December 31, 2004 and 2003                 F-2
      Consolidated Statements of Operations for the years ended December 31,
         2004 and 2003                                                                          F-3
      Consolidated Statement of Stockholders' Equity for the years ended
          December 31, 2004 and 2003                                                            F-4
      Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003      F-5
      Notes to Consolidated Financial Statements                                                F-7


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of uWink, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of uWink, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two year periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of uWink, Inc. and subsidiary as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two year periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses and negative cash flow from operations since it's inception, has a working capital deficit and has not developed a substantial source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 24, 2005


                                          uWink, Inc. and Subsidiary

                                          Consolidated Balance Sheet


                                                                                   December           December
                                                                                   31, 2004           31, 2003
                                                                                 -------------      -------------
     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                   $     58,307       $  1,156,170
     Account receivable, net of allowance for doubtful accounts of $140,630           659,751            132,157
     Inventory, net of obsolescence reserve of $370,400                               480,447            179,136
     Deposits - inventory                                                             353,193             20,000
     Deposits - Sega Gameworks bankruptcy                                             615,000                 --
     Prepaid expenses and other current assets                                         72,890             21,530
                                                                                 -------------      -------------
TOTAL CURRENT ASSETS                                                                2,239,588          1,508,993

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $400,478                                                         151,450            134,332
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $830,617                                             225,289             46,777
                                                                                 -------------      -------------
TOTAL ASSETS                                                                     $  2,616,327       $  1,690,102
                                                                                 =============      =============


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $    821,996       $    796,807
     Accrued expenses                                                                 128,477             68,615
     Accrued payroll and related benefits                                              80,420            252,688
     Due to related parties                                                           417,139             57,412
     Bridge loan payable                                                              615,000                 --
     Convertible note payable, net of discount of $46,106                             168,750            228,894
     Unearned revenue                                                                 100,000            159,722
                                                                                 -------------      -------------
TOTAL CURRENT LIABILITIES                                                           2,331,781          1,564,138
                                                                                 -------------      -------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 10,628,594 and 8,444,049 shares issued
       and outstanding, respectively                                                   10,736              8,444
     Additional paid-in capital                                                    20,814,442         16,888,831
     Accumulated deficit                                                          (20,540,633)       (16,771,311)
                                                                                 -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                            284,545            125,964
                                                                                 -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  2,616,327       $  1,690,102
                                                                                 =============      =============

          The accompanying notes are an integral part of these consolidated financial statements


                                uWink, Inc. and Subsidiary

                           Consolidated Statements of Operations


                                                                  Years Ended
                                                        --------------------------------
                                                          December            December
                                                          31, 2004            31, 2003
                                                        -------------      -------------
NET SALES                                               $  1,819,978       $    242,076

COST OF SALES                                              1,179,576             68,404

                                                        -------------      -------------
GROSS PROFIT                                                 640,402            173,672
                                                        -------------      -------------

OPERATING EXPENSES
      Selling, general and administrative expenses         4,027,205          1,438,181
      Research and development                               355,315            282,233

                                                        -------------      -------------
TOTAL OPERATING EXPENSES                                   4,382,520          1,720,414
                                                        -------------      -------------

LOSS FROM OPERATIONS                                      (3,742,118)        (1,546,742)
                                                        -------------      -------------

OTHER INCOME (EXPENSE)
      Other income                                            22,593                286
      Debt discount expense                                 (157,469)           (78,892)
      Nominal stock option expense                          (221,236)                --
      Gain on settlement of debt                             397,256            141,253
      Interest expense                                       (65,226)          (125,358)

                                                        -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                 (24,082)           (62,711)
                                                        -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (3,766,200)        (1,609,453)

PROVISION FOR INCOME TAXES                                     3,122                 --
                                                        -------------      -------------

NET LOSS                                                  (3,769,322)        (1,609,453)

AMORTIZATION OF PREFERRED STOCK DISCOUNTS                         --           (199,768)

                                                        -------------      -------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS              $ (3,769,322)      $ (1,809,221)
                                                        =============      =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $      (0.35)      $      (0.49)
                                                        =============      =============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC & DILUTED                       10,737,051          3,679,222

The accompanying notes are an integral part of these consolidated financial statements


                                          uWink, Inc. and Subsidiary

                                Consolidated Statement of Stockholders' Equity

                                For the Years Ended December 31, 2004 and 2003


                                                 Preferred Stock       Preferred Stock
                                                     Series A             Series B         Common Stock
                                                Shares     Amount      Shares   Amount   Shares    Amount
                                             ---------------------  ------------------- --------------------
Balance, December 31, 2002                       2,950,000  $ 295     2,131,395  $ 213   2,658,744    2,659


Issuance of common stock for conversion
    of bridge loans and related accrued
    interest                                                                               789,938      790
Issuance of common stock for conversion
    of related party debt                                                                  380,215      380
Issuance of common stock for cash, net                                                   1,930,730    1,931
Issuance of common stock to employees
   for accrued payroll                                                                     365,107      365
Issuance of warrants attached to
   convertible note
Beneficial conversion feature related
   to convertible note
Amortization of discount on preferred stock
Value of options issued at below market price
Conversion of Series A and B preferred
    stock into common stock                     (2,950,000)  (295)   (2,131,395)  (213)  1,610,122    1,610
Issuance of common stock in connection
    with merger of Prologue                                                                709,193      709
Net loss

                                             ---------------------  ------------------- --------------------
Balance, December 31, 2003                               -    $ -             -    $ -   8,444,049    8,444

Issuance of common stock for conversion
    loan, accrued interest and prepaid
    licensing fee                                                                          323,288      323
Issuance of common stock for cash, net                                                   1,610,513    1,610
Issuance of common stock for services                                                      261,350      261
Issuance of common stock to employees
   for accrued payroll                                                                      48,584       49
Issuance of common stock to employees
   for exercise of options                                                                  49,267       49
Beneficial conversion feature related to
    convertible note
Value of options issued at below market
    price
Net loss

                                             ---------------------  ------------------- --------------------
Balance, December 31, 2004                               -    $ -             -    $ -  10,737,051   10,736
                                             =====================  =================== ====================


                                    uWink, Inc. and Subsidiary

                          Consolidated Statement of Stockholders' Equity

                          For the Years Ended December 31, 2004 and 2003

                                             (continued)



                                             Additional
                                               Paid-in          Accumulated
                                               Capital            Deficit           Total
                                             ------------------------------------------------
Balance, December 31, 2002                    $ 9,981,977       $(14,962,090)   $ (4,977,454)


Issuance of common stock for conversion
    of bridge loans and related accrued
    interest                                    1,659,059                          1,659,849
Issuance of common stock for conversion
    of related party debt                         599,620                            600,000
Issuance of common stock for cash, net          3,270,823                          3,272,754
Issuance of common stock to employees
   for accrued payroll                            861,814                            862,179
Issuance of warrants attached to
   convertible note                                62,499                             62,499
Beneficial conversion feature related
   to convertible note                             62,499                             62,499
Amortization of discount on preferred stock       199,768           (199,768)              -
Value of options issued at below market price     193,333                            193,333
Conversion of Series A and B preferred
    stock into common stock                        (1,102)                               508
Issuance of common stock in connection
    with merger of Prologue                        (1,459)                              (750)
Net loss                                                          (1,609,453)     (1,609,453)
                                             ------------------------------------------------
Balance, December 31, 2003                   $ 16,888,831       $(16,771,311)      $ 125,964

Issuance of common stock for conversion
    loan, accrued interest and prepaid
    licensing fee                                 370,446                            370,769
Issuance of common stock for cash, net          2,575,702                          2,577,312
Issuance of common stock for services             481,963                            482,224
Issuance of common stock to employees
   for accrued payroll                            108,661                            108,710
Issuance of common stock to employees
   for exercise of options                         34,770                             34,819
Beneficial conversion feature related to
    convertible note                              225,003                            225,003
Value of options issued at below market
    price                                         129,066                            129,066
Net loss                                                          (3,769,322)     (3,769,322)
                                             ------------------------------------------------
Balance, December 31, 2004                   $ 20,814,442       $(20,540,633)    $   284,545
                                             ===============================================

   The accompanying notes are an integral part of these consolidated financial statements


                                         uWink, Inc. and Subsidiary

                                     Consolidated Statements of Cash Flows

                                                                                       Years Ended
                                                                               ------------------------------
                                                                                 December          December
                                                                                31, 2004           31, 2003
                                                                               ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(3,769,322)      $(1,609,453)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization of debt discount on convertible note payable                   157,469            78,892
       Amortization of options issued below market price                           129,066           193,333
       Depreciation and amortization expense                                       168,414           140,084
       Bad debt allowance                                                          140,630                --
       Issuance of common stock for services                                       456,963                --
       Inventory obsolescence reserve                                              319,149                --
   Changes in operating assets and liabilities:
     Accounts receivable                                                          (668,961)          (71,988)
     Inventory                                                                    (301,311)          (21,233)
     Deposits - inventory                                                         (333,193)               --
     Deposits - Sega Gameworks bankruptcy                                         (615,000)               --
     Deposits                                                                      (23,403)               --
     Prepaid expenses and other current assets                                     (27,270)          (19,815)
     Accounts payable, net of forgiveness of trade payables in the amount
     of ($397,256)                                                                 147,726          (280,014)
     Accrued expenses                                                              (61,673)           27,555
     Accrued payroll and related benefits                                         (172,268)         (682,837)
     Unearned revenue, net of converson in the amount of $125,000                  (59,722)          159,722
                                                                               ------------      ------------
Net cash used in operating activities                                           (4,512,706)       (2,085,754)
                                                                               ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                              (88,750)         (107,278)
   Payment for capitalized product development costs                              (275,294)               --
                                                                               ------------      ------------
Net cash used in investing activities                                             (364,044)         (107,278)
                                                                               ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt, net of conversion                             1,069,574           125,000
   Proceeds (repayments) from advances from related parties                        132,000           (55,000)
   Proceeds from issuance of common stock                                        2,977,672         3,727,756
   Payment of offering costs                                                      (400,360)         (455,002)

                                                                               ------------      ------------
Net cash provided by financing activities                                        3,778,886         3,342,754
                                                                               ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             (1,097,863)        1,149,722

CASH AND CASH EQUIVALENTS, Beginning of period                                   1,156,170             6,448
                                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, End of period                                       $    58,307       $ 1,156,170
                                                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                               $    55,231       $    68,334
                                                                               ============      ============
   Income taxes paid                                                           $       800       $        --
                                                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of unearned revenue into 270,333 shares of common stock          $   125,000       $        --
                                                                               ============      ============
   Conversion of debt into 250,000 shares of common stock                      $   237,133       $ 2,259,849
                                                                               ============      ============
   Issuance of common stock for accrued salaries                               $   108,661       $   862,179
                                                                               ============      ============
   Issuance of common stock for services                                       $   481,963       $        --
                                                                               ============      ============


          The accompanying notes are an integral part of these consolidated financial statements

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

      uWink, Inc. (formerly Prologue) was incorporated under the laws of the State of Utah on October 14, 1982. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2004 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue received all the issued and outstanding shares of uWink California's capital stock. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California received a majority of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

      uWink California was incorporated under the laws of the State of Delaware on June 10, 1999. uWink, Inc. (formerly Prologue) and its subsidiary, uWink California, Inc. are hereafter referred to as "the Company." The Company designs, develops and markets entertainment software along with touchscreen pay-for-play game terminals and amusement vending machines. The Company derives its revenue from the sale of its game terminals, amusement vending machines, licensing fees and inventory refills on the vending machines.

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $3,769,322 for the year ended December 31, 2004 and the Company had a working capital deficiency of $92,194 as of December 31, 2004.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

      The Company believes that its working capital as of the date of this report will not be sufficient to fund the current level of operations through the end of the current fiscal year ending December 31, 2005. The Company believes that it will need at least an additional $2 million of working capital to fund the projected demand for its Snap! and Bear Shop products and, if necessary, to finance future losses from operations as it endeavors to build revenue and reach a profitable level of operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. However, as of the date of this report, there are no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise the required funds, its ability to finance continued growth will be materially adversely affected.

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

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004, the Company used estimates in determining the realization of its accounts receivable and inventory, capitalization and amortization of software development costs, and fair value of equity instruments issued for services. Actual results could differ from these estimates.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk include accounts receivables. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

      Inventory

      Inventory consisting of raw materials, work in process and finished goods are stated at the lower of cost utilizing the first-in, first-out method or market. An obsolescence reserve is estimated for parts whose values have been determined to be impaired or whose future utility appears limited. For the year ended December 31, 2004, the obsolescence reserve was $370,400.

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

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. Amortization of capitalized software development costs was $96,782 and $44,784 for the years ended December 31, 2004 and 2003, respectively.

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

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

      If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2004 and 2003:

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            2004               2003
                                                         -----------        -----------
          Net loss
            As reported                                  $(3,769,322)       $(1,609,453)
            Compensation recognized under APB 25             129,066            193,333
            Compensation recognized under SFAS 123          (184,899)          (333,841)
                                                         ------------       ------------
                       Pro forma                         $(3,825,155)       $(1,749,961)
                                                         ============       ============

          Basic and diluted loss per common share
            As reported                                  $     (0.35)       $      (.49)
            Pro forma                                    $     (0.34)       $      (.48)


      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 36%; and a weighted average expected life of the option of 10 years, respectively. There were no options granted in 2003.

      Advertising and Marketing Costs

      The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003 amounted to $14,014 and $35,626, respectively.

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

      Earnings Per Share

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and 2003 because the effect would have been anti-dilutive:

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                           2004          2003
                                                         ---------     ---------

Shares to be issued upon conversion of bridge loans/
                convertible notes                         375,003       174,265
Stock options issued to employees                       1,599,934       613,413
Warrants issued to consultants and finders                213,682       258,824
Warrants issued for financing                           1,507,923       583,865
                                                         ---------     ---------
                                                        3,696,542     1,630,367
                                                        =========     ==========

      Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2004 and 2003, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

      Discount on Bridge Loans, Convertible Note and Preferred Stock

      Discounts on bridge loans are principally the values attributed to the detachable warrants issued in connection with the bridge loans and the value of the preferential conversion feature associated with the bridge loans. These discounts are accounted for in accordance with Emerging Issues Task Force ("EITF") 00-27 issued by the American Institute of Certified Public Accountants.

      Recently Issued Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      Recently Issued Accounting Pronouncements (continued)

      In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)". The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position. The Company is not engaged in any Real-Estate Time-Sharing transactions.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact will be significant to the Company's overall results of operations or financial position if we continue to issue material amounts of options to our employees in future periods.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2 - INVENTORY

      Inventory at December 31, 2004 and 2003 consisted of the following:

                                                            2004         2003
                                                         ----------   ----------
          Raw materials                                   $ 279,652   $ 129,318
          Work in process                                   259,085           0
          Finished goods                                    312,110      99,818
                                                          ----------  ----------
                                                            850,847     229,136
          Less allowance for obsolete inventory            (370,400)    (50,000)
                                                          ----------  ----------
                                                          $ 480,447   $ 179,136
                                                          ==========  ==========

      During the years ended December 31, 2004 and 2003, the Company increased the reserve for slow-moving and obsolete inventory amounting to $320,400 and $50,000, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

      The cost of property and equipment at December 31, 2004 consisted of the following:

                                                            2004         2003
                                                         ----------   ----------
          Computer equipment                             $ 247,478     $219,713
          Office furniture and equipment                    17,926       17,926
          Leasehold improvements                            84,849       84,849
          Machinery and equipment                          201,675      140,691
                                                         ----------   ----------
                                                           551,928      463,179
          Less accumulated depreciation and amortization  (400,478)    (328,847)
                                                         ----------   ----------
                                                         $ 151,450     $134,332
                                                         ==========   ==========

      Depreciation expense for the years ended December 31, 2004 and 2003 was $71,631 and $95,300, respectively.

NOTE 4 - DUE TO RELATED PARTIES

      Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members.

      Due to related parties outstanding at December 31, 2004 consisted of the following:

         Loan payable to an employee issued on various dates in 2004,
              8% interest secured by the assets of the Company, due upon demand; $   243,139

         Loan payable to a relative of the President and CEO issued on December
              06, $5,000 interest, unsecured, principal payments and accrued interest due up payment by customer of invoice # 60284B December
              15, 2004;                                                              117,000

         Loan payable to a relative of the President and CEO issued on various
              dates in 2004, 8% interest unsecured, due upon demand;                  47,000

         Loan payable to an employee issued on various dates in 2004,
              8% interest unsecured, due upon demand.                                 10,000
                                                                                 -----------
                                                              Total              $   417,139
                                                                                 ===========

Subsequent to the year ended December 31, 2004, $27,000 of these amounts were repaid.

Due to related parties outstanding at December 31, 2003 consisted of the following:

         Loan payable to an employee issued on various dates in 2003,
            8% interest secured by the assets of the Company, due upon demand;   $    57,412
                                                                                 -----------
                                                              Total              $    57,412
                                                                                 ===========

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 5 - CONVERTIBLE NOTE PAYABLE

      On May 14, 2003, the Company entered into a convertible promissory note in the amount of $125,000. The note bears interest at 8% per annum and was due on May 14, 2004. The note can be converted, at the option of the holder, to shares of the Company's common stock at $1.58 per share, the market value of the Company's common stock on the date of issuance. In addition to the convertible note payable, the lender was issued 79,211 warrants to purchase shares of the Company's common stock for $0.03 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this convertible note payable. The estimated value of the warrants of $124,995 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the convertible note payable of $125,000 was proportionately allocated to the convertible note payable and the warrants in the amount of $62,501 and $62,499, respectively. The amount allocated to the warrants of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The value of the convertible note payable was then allocated between the convertible note payable and the preferential conversion feature, which amounted to $2 and $62,499, respectively. The amount allocated to the preferential conversion feature of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable were to be amortized over the one year term of the convertible note payable. For the year ended December 31, 2003, $78,892 was amortized to expense. The note was converted by the holder on June 30, 2004 and all unamortized discounts were expensed at that time, resulting in amortization expense of $138,719 for the year ended 12/31/04.

      During the fourth quarter of 2004, the Company issued five convertible promissory notes totaling $225,003. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.00 per share. The market value on the dates of issuance ranged from $1.60 - $2.35. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company determined the preferential conversion feature of the convertible promissory notes on the date of issuance to be equal to $225,003. The amount allocated to the preferential conversion feature of $225,003 was recorded as a discount on the convertible note payable and as additional paid-in capital. As the discount is needed the face amount of the convertible debenture, the effective interest rate is above 100%. The discounts on the convertible note payable will be amortized over the one year term of the convertible note payable. For the year ended December 31, 2004, $18,750 was amortized to expense.

NOTE 6 - BRIDGE LOAN PAYABLE

      Bridge loans payable outstanding at December 31, 2004 consisted of the following:

         Loan payable issued on December 13, 8% interest unsecured, principal payments and accrued interest was due up return of deposit held pursuant to the Company's participation in the auction of the assets of Sega Gameworks, LLC held on
              December 15, 2004.                                                $   405,000

         Loan payable issued on December 13, 8% interest unsecured, principal payments and accrued interest was due up return of deposit held pursuant to the Company's participation in the auction of the assets of Sega Gameworks, LLC held on
              December 15, 2004.                                                    200,000
         Loan payable issued on December 13, 8% interest
              unsecured, principal payments and
              accrued interest was due up return of deposit held
              pursuant to the Company's participation in the auction
              of the assets of Sega Gameworks, LLC held on
              December 15, 2004.                                                     10,000
                                                                                -----------
                                                     Total                      $   615,000
                                                                                ===========

Subsequent to the year ended December 31, 2004, these amounts were repaid in their entirety.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6 - BRIDGE LOAN PAYABLE (CONTINUED)

      On March 15, 2003, the Company entered into seven bridge loan agreements bearing interest at 10% per annum, in the aggregate amount of $500,000, with the right to convert the loans into common stock at the most recent price per share for which the Company sold shares of its common stock. In addition to the bridge loans, the lenders were issued 211,232 warrants to purchase shares of the Company's common stock for $2.37 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loans and the fair value of the detachable warrants issued in connection with these bridge loans. The estimated value of the warrants of $465,393 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the bridge loans of $500,000 was proportionately allocated to the bridge loans and the warrants in the amount of $258,962 and $241,038, respectively. The amount allocated to the warrants of $241,038 was recorded as a discount on the bridge loans and as additional paid-in capital. The value of the bridge loans was then allocated between the bridge loans and the preferential conversion feature, which amounted to $17,924 and $241,038, respectively. The amount allocated to the preferential conversion feature of $241,038 was recorded as a discount on the bridge loans and as additional paid-in capital. The discounts on the bridge loans were amortized over the six month term of the loans. For the year ended December 31, 2003, $482,076 was amortized to interest expense.

      On June 4, 2003, the Company entered into a bridge loan agreement bearing interest at 10% per annum, in the amount of $50,000, with the right to convert the loan into common stock at the most recent price per share for which the Company sold shares of its common stock. In addition to the bridge loan, the lender was issued 15,842 warrants to purchase shares of the Company's common stock for $2.37 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this bridge loan. The estimated value of the warrants of $34,904 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the bridge loan of $50,000 was proportionately allocated to the bridge loan and the warrants in the amount of $29,445 and $20,555, respectively. The amount allocated to the warrants of $20,555 was recorded as a discount on the bridge loan and as additional paid-in capital. The value of the bridge loan was then allocated between the bridge loan and the preferential conversion feature, which amounted to $8,890 and $20,555, respectively. The amount allocated to the preferential conversion feature of $20,555 was recorded as a discount on the bridge loan and as additional paid-in capital. The discounts on the bridge loan were amortized over the six month term of the loan. For the year ended December 31, 2003, $41,110 was amortized to interest expense.

      In 2003, $1,400,000 of these bridge loans described above and $259,849 of related accrued interest were converted into 789,938 shares of the Company's common stock.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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


      Common Stock


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

            o exchanged 2,950,000 and 2,131,395 shares of Series A and Series B preferred stock for 1,610,122 shares of common stock; and

      During the year ended December 31, 2004, the Company:

      o sold 843,286 shares of common stock for cash in private placement offerings for gross proceeds of $1,484,082. The Company paid $200,971, issued 43,850 shares of the Company's common stock valued at $87,621 and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $3.50 per share in payment for services related to the sales of the Company's securities;

      o issued 48,485 shares of common stock in exchange for the cancellation of accrued payroll of $108,710.;

      o issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $60,000 rendered on behalf of the Company;

      o issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000 rendered on behalf of the Company;

      o issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,000;

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


      o issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000;

      o issued 75,000 shares of common stock to New Capital Advisors for financial consulting services valued at $121,304 rendered on behalf of the Company;

      o issued 87,500 shares of common stock to Falcon Capital for investor relations services valued at $153,038 rendered on behalf of the Company;

      o sold 767,227 units for gross proceeds of $1,493,590 to 58 individual investors. Each Unit consists of one share of our common stock (a "Share") and a warrant (a "Warrant") to purchase one share of our common stock at an exercise price of $3.50 per share. The Warrant will be immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $199,389 payment for services related to the sales of the Company's securities;

NOTE 8 - STOCK OPTIONS AND WARRANTS

      In 2000, the Company's Board of Directors approved the Stock Option Plan the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options to certain employees, officers, directors, consultants, and agents of the Company. Under the Plan, the Company may grant options with respect to shares of common stock to be granted at not less than fair market value. Options granted under the Plan generally vest in equal annual installments over three years and may be exercised for a period of one to 10 years as determined by the Board of Directors. Pursuant to that certain Securities Purchase Agreement and Plan of Reorganization dated November 21, 2004 by and among the Company, and the stockholders of uWink California, Inc., the Company assumed 584,917 options to purchase shares issuable upon exercise of options pursuant to the Plan. In 2004, the Company's Board of Director approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan", collectively the "Plans"). The 2004 Plan contains all of the same features contained within the Plan referred to above.

      Transactions under the Plans during the years ended December 31, 2004 and 2003 are summarized as follows:

      The following table summarizes the options outstanding:

                                                                     Weighted
                                                    Stock             Average
                                                   Option            Exercise
                                                    Plan               Price
                                                ----------         ------------
           Balance, December 31, 2002              794,332          $  1.48
               Granted                                   -          $     -
               Canceled                           (180,919)         $  3.22
                                                -----------
           Balance, December 31, 2003              613,413          $  0.98
               Granted                           1,082,208          $     -
               Exercised                           (54,275)         $  0.79
               Canceled                            (41,412)         $  1.49
                                                -----------
           Balance, December 31, 2004            1,599,934          $  1.74
                                                ===========

           Exercisable at December 31, 2004        536,723          $  1.33
                                                ===========

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


      The weighted average remaining contractual life of options outstanding issued under the Plans is 8.92 year at December 31, 2004. The exercise price for the options outstanding under the Plan at December 31, 2004 ranged from $0.32 to $6.31.

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

      The Company recognized expense of $193,333 and $46,027 for the years ended December 31, 2004 and 2003, respectively, related to options that were granted where the exercise price was less than the stock price at the date of grant.

      There were no options granted during the year ended December 31, 2003. There were no options granted during the year ended December 31, 2004 where the exercise price was less than the stock price at the date of grant. Section 6.2 of the 2004 Plan states that with respect to an Incentive Stock Option if, at the time such Incentive Stock Option is granted, the Participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company. During the year ended December 31, 2004, there were 170,000 options issued at a price equal to 110% of the stock price on the date of grant to the founder, CEO, and largest shareholder, Nolan Bushnell.


      Warrants

      The Company has issued warrants to consultants and finders for services rendered and in connection with raising capital and sold warrants to investors. The following table summarizes the warrants outstanding:

                                                                  Weighted-
                                                                   Average
                                                                   Exercise
                                                      Warrants      Price
                                                      --------    ---------
          Balance, December 31, 2002                  641,689     $  4.07
              Granted                                 240,606     $  1.36
              Canceled                                (39,606)    $  4.92
                                                    ---------
          Balance, December 31, 2003                  842,689     $  3.25
              Granted                               1,166,255     $  3.09
              Exercised                               (79,211)    $  0.03
              Canceled                               (208,128)    $  2.16
                                                    ---------
          Balance, December 31, 2004                1,721,605     $  3.22
                                                    =========

          Exercisable at December 31, 2004          1,721,605     $  3.22
                                                    =========

      The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5% and 3.0 %; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 36% and 40%, for the years ended December 31, 2004 and 2003, respectively; and a weighted average expected life of the option of 10 and 10 years, respectively.

      The weighted average remaining contractual life of warrants outstanding is
      3.59 years at December 31, 2004. The exercise price for the warrants outstanding at December 31, 2004 ranged from $1.58 to $6.31.

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

         Deferred tax assets:

               Federal net operating loss                          $  3,674,000
               State net operating loss                               3,675,000
               Equity instruments issued for compensation/services      481,963
               Accounts receivable reserves                             140,630
                                                                   ------------
                                                                      7,971,593
         Total deferred tax assets
               Less valuation allowance                              (7,971,593)
                                                                   ------------
                                                                   $         --
                                                                   ============

         At December 31, 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $17,237,286 and $11,079,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2016 through 2019. State NOLs, if unused, could expire in varying amounts from 2005 through 2008.


         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                        2004               2003
                                                      -------            -------
              Federal income tax rate                    (34%)           (34%)
              State tax, net of federal benefit           (6%)            (6%)
              Non-deductible items                        13%              5%
              Reserves for accounts receivable
                 and inventory                            (4%)            (3%)
              Equity instruments issued for
                 Compensation/services                    12%             21%
              Increase in valuation allowance             19%             17%
                                                      -------            -------
              Effective income tax rate                  0.0%              0.0%
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

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Other Litigation

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At December 31, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

         Leases

         The Company's offices are located in Los Angeles, California and consist of 10,000 square feet of office and warehouse space at the rate of $10,000 per month. The lease on this space expired on February 28, 2005. The Company is currently renting this facility on a month-to-month basis set to expire April 30, 2005. The Company is actively seeking additional space. There are no future minimum lease obligations. The Company incurred rent expense of $112,225 and $85,110 for the years ended December 31, 2004 and 2003, respectively.

NOTE 11 - SUBSEQUENT EVENTS

         On January 1, 2005, the Company issued a total of ninety thousand shares (90,000) of the Company's Common Stock to consultants in exchange for public relations and legal services having a value of one hundred fourteen thousand five hundred dollars ($114,500) rendered during the first quarter of 2005.

         On January 26, 2005, Mr. Peter Sprague informed the Company of his resignation from its board of directors.

         On February 3, 2005, the Company signed a three-year manufacturing and exclusive distribution agreement with Bell-Fruit Games, Ltd., in the United Kingdom. Bell-Fruit Games is a subsidiary of Danoptra Holdings Ltd., formerly known as Kunick PLC. Under the terms of the agreement, uWink grants Bell-Fruit Games license to manufacture its Bear Shop vending machine. In addition, the agreement awards exclusive marketing and distribution rights for the Bear Shop to Bell-Fruit Games in the United Kingdom, Germany, Italy and Spain. uWink is to receive per-unit royalties for each machine sold, and has retained exclusive rights to supply the bears, clothing and accessory "consumables" to Bell-Fruit Games' customers.

         On February 22, 2005, the Company issued one hundred seventy five thousand shares (175,000) of the Company's common stock to a consultant in exchange for public relations services having a value of one hundred fifty seven thousand five hundred dollars ($157,500) to be provided during the year 2005.

         On March 1, 2005, the Company issued four hundred thousand (400,000) shares of the Company's Common Stock to a consultant in exchange for investor relation services having a value of three hundred sixty thousand dollars ($360,000) to be provided during the period of February 2005 through February 2006.

         On March 11, 2005, the Company sold one hundred thousand
(100,000) shares of the Company's common stock for cash in a private placement offering for gross proceeds of seventy five thousand dollars ($75,000).

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

         These changes in our independent accounting firm were reported on Form 8-K dated January 16, 2003. Our 2003 and 2004 financial statements were audited by Stonefield Josephson, Inc.

ITEM 8A. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

         (b) Changes in internal controls.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         (c) Limitations on controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth the name and age of our directors and executive officers and their position(s).

         Name                 Age                            Position

Nolan K. Bushnell              62          Chief Executive Officer, Chairman of
                                           the Board of Directors

Lawrence C. Early              39          Chief Financial Officer and Secretary

Bruce P. Kelly                 59          Director

Nimish Patel                   35          Director

Kevin McLeod                   49          Director


         Mr. Bushnell has been the chairman of our board of directors, and chief executive officer since December 4, 2004 following our acquisition of uWink California. Mr. Bushnell founded uWink California and has acted as its chairman, chief executive officer and president since 1999. Mr. Bushnell is best known as the creator of Atari Corporation and Chuck E. Cheese's Pizza Time Theater. In 1980, Mr. Bushnell founded Catalyst Technologies, an incubator which spawned more than 20 companies, including Etak, ACTV, Androbot, Axlon, Magnum Microwave, Irata and ByVideo. Mr. Bushnell holds several patents on some of the basic technologies for many of the early video games developed and is also the inventor or co-inventor of numerous patents in various other fields and industries. Mr. Bushnell received his B.S. in Electrical Engineering from the University of Utah, where he is a "Distinguished Fellow", and later attended Stanford University Graduate School. Mr. Bushnell is also currently a director of Wave Systems Corp. (NASDAQ: WAVX).

         Mr. Early has served as our Chief Financial Officer since June 2004 and our Secretary since July 2004. Between September 2003 and October 2004 Mr. Early served as the Chief Accounting Officer and Controller of Accesspoint Corporation (OTCBB: ASAP), an e-commerce software developer. From September 2001 to August 2002, Mr. Early was a competitive mountain biker and middle distance runner training in San Diego, California. From September 2000 to September 2001, Mr. Early served as the Regional Controller for Westsun America, a large entertainment production company. From May 1999 to September 2000, Mr. Early served as the Chief Financial Officer for eSat, Inc. (OTCBB: ESAT), a satellite telecommunications company. From January 1993 to May 1999, Mr. Early served as an Audit Partner of Lichter and Associates, CPAs. Mr. Early had primary responsibility for managing client engagements in the technology, Internet, entertainment, and garment industries. From 1989 to 1993, Mr. Early was a staff auditor at KPMG Peat Marwick, LLP. Mr. Early holds an MBA - International Finance from Thunderbird, the American Graduate School of International Management and a BA -Finance from California State University, Fresno. Mr. Early is a member of the Institute of Management Accountants.

         Mr. Kelly has been a director since December 4, 2004. Since 1998, Mr. Kelly has been President and CEO of Nolan Securities, a registered broker-dealer in securities and investment banking firm.

         Mr. Patel has been a director since March 2004. Since 1998, Mr. Patel has been a partner at the law firm of Richardson & Patel, LLP, a corporate securities firm based in Los Angeles, California. Mr. Patel received a Bachelor of Science - Accounting from the University of Southern California as well as both JD and MBA degrees from the University of San Diego. Mr. Patel is a member of the California State Bar. Mr. Patel's focus on the board of directors includes mergers and acquisitions and venture capital financing.

         Mr. McLeod has been a director since March 2004. Since 1998, Mr. McLeod has been the Managing Director of Aircool Systems, Ltd. of Somerset England. Aircool Systems is one of the United Kingdom's largest mechanical and electrical contractors. Mr. McLeod is a native of New Zealand currently residing in London.


AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee financial expert, as defined under
Section 228.401, because we do not have an audit committee and we are not required to have an audit committee because we are not a listed security as defined in Section 240.10A-3.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2004, its officers, Directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

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

                          Annual Compensation                                         Long-Term
                                                                                     Compensation
                      ----------------------------------------------------------------------------

                                                                     Other            Securities
                                                                     Awards           Underlying
    Name and Position      Year     Salary ($)     Bonus ($)    Compensation ($)   Options/SARs (#)
---------------------------------------------------------------------------------------------------
Nolan K. Bushnell (1)      2004      $156,535         -0-             -0-             170,000
President and CEO          2003      $159,773         -0-                             -0-
                           2002      $135,000(2)      -0-         $50,000 (3)         -0-


-----------------------------------

(1) Mr. Bushnell became our President and CEO on December 4, 2003 immediately following our acquisition of uWink California. Prior to becoming an executive officer of our company, Mr. Bushnell was President and CEO of uWink California. Compensation reported for 2003 and 2002 relates to uWink California. Compensation reported in 2004 includes amounts prior to our acquisition of uWink California and subsequent to the acquisition.

(2) Included in 2002 is $135,000 of deferred compensation that was paid in 2003 as follows: a) $35,000 in cash; b) $119,156 converted to 72,181 shares of our common stock under an agreement dated November 15, 2003 between Mr. Bushnell and uWink California which was assumed by our company; and c) $68,344 which was forgiven.

(3) As consideration for services rendered in 2003, uWink California's board of directors granted Mr. Bushnell common stock with a fair market value (as determined by their board of directors) of $50,000. In connection with our acquisition of uWink California, these shares were transferred to us in exchange for 158,423 shares of our common stock.

         Kevin B. Keating, Steve Cuthbert and Allen Avery, our former chief executive officers during 2002 prior to the acquisition of uWink California, did not receive any compensation or remuneration during their employment with us.


                                  OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS

---------------------------------------------------------------------------------------------------------------------
            NAME               NUMBER OF SECURITIES       % OF TOTAL OPTIONS     EXERCISE OR BASE    EXPIRATION DATE
                                UNDERLYING OPTIONS       GRANTED TO EMPLOYEES
                       GRANTED IN FISCAL YEAR PRICE ($/SH)
--------------------------- -------------------------- ------------------------ ------------------ ------------------
Nolan Bushnell                  170,000                   16                 $2.64        07/15/14
____________________________


DIRECTOR COMPENSATION

         At the present time, Mr. Nimish Patel received compensation in the form of common stock of the Company equal to $25,000 for serving as a director of the company. This represents annual compensation to Mr. Patel. No other members of the board of directors are compensated. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings.

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

NAME AND ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES      PERCENT OF CLASS
--------------------------------------  ---------------------   ----------------

Nolan K. Bushnell (1) (2)                 1,774,639                17

Peter J. Sprague (1) (3)                    698,383                 7

Bruce P. Kelly (1) (4)                      126,739                 1

Nimish Patel (1)                             10,000                 *

Kevin McLeod (1)(7)                         349,933                 3

Elkron International Holdings S.A.
 (5) (6)                                    595,458                 7

Scientific Games Corporation(8)             640,134                 7

All officers and directors as a group     2,261,311                21
(5 persons)

------------------------------------------------------

(1)      Address is 5443 Beethoven Street, Los Angeles, California 90066.
(2) Includes 1,576,082 shares held by the Bushnell Living Trust, 177,434 shares held by the Nolan K. Bushnell Insurance Trust and 21,123 shares issuable upon exercise of a stock option held by Nancy Bushnell, wife of Mr. Bushnell.
(3) Includes 553,160 shares held by Mr. Sprague and 145,223 shares issuable upon exercise of a warrant held by Mr. Sprague.
(4)      Includes 63,369 shares held by Mr. Kelly as trustee of The Phillips
         Trust.
(5)      Address is Via Bologna, 188/C 10154 Torino, Italy.
(6) Includes 523,788 shares held by Elkron International and 71,670 shares issuable upon exercise of a warrant held by Elkron International.
(7) Includes 49,986 shares issuable upon exercise of a warrant held by Mr. McLeod. Includes 50,000 shares issuable upon conversion of debenture.
(8) Address is 750 Lexington Avenue New York City, New York 10022ientific Games Corporation50 Lexington Avenue (ork, NY 10022 * Less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         At various dates throughout 2004, an employee extended loans totaling $243,139. These loans are secured by all assets of the Company and were to expedite the production of Snap! units in China. In December 2004, Mr. Dennis Nino, the brother of the wife of Nolan Bushnell, CEO and President, loaned the Company $117,000 related to the manufacture of Snap! units in China. In consideration for the extension of the note Mr. Nino will be compensated $5,000 upon final payment of the note. The Note is due upon receipt of full and final payment from Medalist Japan of invoice number 60248B. At various dates in 2004, the wife of the President and CEO, Nolan Bushnell, extended loans totaling $47,000 to be used for operations. At various dates in 2004, an employee extended loans totaling $10,000 to be used for operations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed as a Part of This Report:

                  (1)      Index to Consolidated Financial Statements:

         Report of Stonefield Josephson, Inc., Independent Auditors Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Operations for each of the two years ended
           December 31, 2004
         Consolidated Statements of Cash Flows for each of the two years ended
           December 31, 2004
         Consolidated Statements of Stockholders' Equity for each of the two years ended December 31, 2004
         Notes to Consolidated Financial Statements

         (b)      Index to Exhibits

Exhibit No.

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-KSB for the Year ended December 31, 2003).

3.2 Restated Bylaws of the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the Year Ended December 31,
         2003).

4.3 Registration Rights Agreement dated September 22, 2004, by and among uWink, Inc. and the Initial Purchasers (incorporated by reference to the Company's Current Report on Form 8-K dated March 18, 2005).

10.1 2004 Stock Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2004).

10.2 2000 Stock Incentive Plan (incorporated be reference to the Company's Annual Report on the Form 10-KSB for the Year ended December 31, 2003).

21.1     Subsidiaries of the uWink, Inc.*

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1     Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive Officer*

32.2     Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial Officer*

(c) Reports on Form 8-K

         (1) Incorporated by reference from our Report on Form 8-K dated January 26, 2005.

         (2) Incorporated by reference from our Report on Form 8-K dated March 18, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Stonefield Josephson, Inc., is our independent auditor. Stonefield Josephson audited our financial statements for the fiscal years ended December 31, 2004 and 2003. Pritchett Siler & Hardy PC audited our financial statements for the fiscal year ended December 31, 2002 but was replaced by the company's board of directors effective January 16, 2004 as reported on the Current Report on Form 8-K on January 20, 2004.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by Stonefield Josephson, Inc. for the years ended December 31, 2004 and 2003 were as follows:


              Services Provided                               2004                    2003
              -----------------                               ----                    ----
              Audit Fees...........................         $60,979         $        45,900
              Audit Related Fees...................  $  [ _________]        $   [ _________]
              Tax Fees.............................  $  [ _________]        $   [ _________]
              All Other Fees.......................  $       10,893         $   [ _________]
                      Total........................  $       71,872         $        45,900


         AUDIT FEES. The aggregate fees billed for the years ended December 31, 2004 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2004 and 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. There were no fees billed for the years ended December 31, 2004 and 2004 for professional services by Stonefield Josephson for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. Fees were billed for services related to the review of documents prepared by us which incorporated the audited financial statements for the years ended December 31, 2004 and 2004 prepared by Stonefield Josephson.


         PRE-APPROVAL POLICIES AND PROCEDURES. We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves both the type of services to be provided by Stonefield Josephson and the estimated fees related to these services. The percentage of services set forth in the table above that were approved by our board of directors was 100%

                                   SIGNATURES

         In accordance with Section 13(a) or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      uWINK, INC.


Dated March 31, 2005                  By: /s/ Nolan K. Bushnell
                                          -----------------------------------
                                          Nolan K. Bushnell
                                          President, Chief Executive Officer




         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signatures                                    Title                              Date
--------------------------------       -----------------------------------------   --------------------

/s/ Nolan K. Bushnell                  President, Chief Executive Officer             March 31, 2005
--------------------------------
Nolan K. Bushnell

/s/ Lawrence C. Early                  Chief Financial Officer and Secretary          March 31, 2005
--------------------------------
Lawrence C. Early

/s/ Bruce P. Kelly                     Director                                        March 31, 2005
--------------------------------
Bruce P. Kelly

/s/ Nimish Patel                       Director                                        March 31, 2005
--------------------------------
Nimish Patel

/s/ Kevin McLeod                       Director                                        March 31, 2005
--------------------------------
Kevin McLeod

