Form 10QSB
period 2005-03-31
uWink, Inc.
filed 2005-05-23
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                  12536 BEATRICE, LOS ANGELES, CALIFORNIA 90066
                    (Address of principal executive offices)

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

      The number of shares of common stock outstanding as of April 20, 2005 was 11,737,906

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of March 31, 2005
           (unaudited) and December 31, 2004                                2

           Consolidated Statements of Operations for the
           three months ended March 31, 2005 and 2004 (unaudited)           3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004 (unaudited)           4

           Notes to Consolidated Financial Statements (unaudited)           5

Item 2.    Management's Discussion and Analysis or Plan of Operations      11

Item 3.    Controls and Procedures                                         15

PART II.   OTHER INFORMATION                                               16


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     16


Item 6.    Exhibits                                                        17

SIGNATURES                                                                 17

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   UWINK, INC. AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEET


                                                                  March          December
                                                                 31, 2005        31, 2004
                                                               -------------   -------------
                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $    153,888    $     58,307
     Account receivable, net of allowance for doubtful
       accounts of $269,226 and $140,630, respectively              242,572         659,751
     Inventory, net of obsolescence reserve of
        $370,400 and $370,400, respectively                         475,339         480,447
     Deposits - inventory                                           320,159         353,193
     Deposits - Gameworks                                                --         615,000
     Prepaid expenses and other current assets                       37,913          72,890

                                                               -------------   -------------
TOTAL CURRENT ASSETS                                              1,229,871       2,239,588

PROPERTY AND EQUIPMENT, net of accumulated
     $400,478, respectively                                         138,486         151,450
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
     amortization of $853,556 and $830,617, respectively            202,348         225,289

                                                               -------------   -------------
TOTAL ASSETS                                                   $  1,570,705    $  2,616,327
                                                               =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $    919,698    $    821,996
     Accrued expenses                                               103,187         128,477
     Accrued payroll and related benefits                            21,644          80,420
     Due to related parties                                         390,139         417,139
     Bridge loan payable                                                 --         615,000
     Convertible note payable, net of discounts of $206,253
        and $46,106, respectively                                    75,001         168,750
     Unearned revenue                                                75,000         100,000

                                                               -------------   -------------
TOTAL CURRENT LIABILITIES                                         1,584,669       2,331,782
                                                               -------------   -------------

STOCKHOLDERS' (DEFICIT) EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 11,737,906 and 10,737,051 shares
       issued and outstanding, respectively                          11,740          10,736
     Additional paid-in capital                                  21,855,205      20,814,442
     Deferred compensation                                         (178,240)             --
     Accumulated deficit                                        (21,702,669)    (20,540,633)

                                                               -------------   -------------
TOTAL STOCKHOLDERS' (DEFICIT)  EQUITY                               (13,964)         284,545
                                                               -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT EQUITY             $  1,570,705    $  2,616,327
                                                               =============   =============




                           UWINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                     -----------------------------
                                                         MARCH           MARCH
                                                       31, 2005        31, 2004
                                                     -------------   -------------
                                                     (UNAUDITED)      (UNAUDITED)

NET SALES                                            $    243,221    $    335,727

COST OF SALES                                             186,124         225,177

                                                     -------------   -------------
GROSS PROFIT                                               57,097         110,550
                                                     -------------   -------------

OPERATING EXPENSES
      Selling, general and administrative expenses      1,145,781         776,381
      Research and development                                 --         134,954

                                                     -------------   -------------
TOTAL OPERATING EXPENSES                                1,145,781         911,335
                                                     -------------   -------------

LOSS FROM OPERATIONS                                   (1,088,684)       (800,785)
                                                     -------------   -------------

OTHER INCOME (EXPENSE)
      Other income                                            267             129
      Debt discount expense                               (56,251)        (31,079)
      Nominal stock option expense                         43,305              --
      Gain on settlement of debt                            9,727         142,673
      Interest expense                                    (70,400)         (8,452)

                                                     ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                              (73,352)        103,271
                                                     -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (1,162,036)       (697,514)

PROVISION FOR INCOME TAXES                                     --              --
                                                     -------------   -------------

NET LOSS                                               (1,162,036)       (697,514)

                                                     -------------   -------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS           $ (1,162,036)   $   (697,514)
                                                     =============   =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.10)   $      (0.08)
                                                     =============   =============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                              11,035,872       8,904,197






                           UWINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                THREE MONTHS ENDED
                                                                            ---------------------------
                                                                                MARCH         MARCH
                                                                              31, 2005       31, 2004
                                                                            ------------   ------------
                                                                              (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(1,162,036)   $  (697,514)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization of debt discount on convertible note payable                 56,251         31,079
       Amortization of options issued below market price                             --         48,333
       Depreciation and amortization expense                                     35,905         41,630
       Bad debt allowance                                                       128,596             --
       Issuance of common stock for services                                    624,434             --
       Inventory obsolescence reserve                                                --             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                        417,179       (158,633)
     Inventory                                                                       --       (125,761)
     Deposits - inventory                                                        33,023             --
     Deposits - Gameworks                                                       615,000             --
     Deposits                                                                    22,500             --
     Prepaid expenses and other current assets                                   34,977        (21,184)
     Accounts payable, net of forgiveness of trade payables in
      the amount of ($9,728) and ($128,596)                                      87,974       (369,520)
     Accrued expenses                                                           (25,290)       128,530
     Accrued payroll and related benefits                                       (58,776)       (81,483)
     Unearned revenue                                                           (25,000)        (4,166)

                                                                            ------------   ------------
Net cash used in operating activities                                           784,737     (1,208,689)
                                                                            ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                                --        (55,254)
   Payment for capitalized product development costs                                 --             --

                                                                            ------------   ------------
Net cash used in investing activities                                                --        (55,254)
                                                                            ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds (repayments) from issuance of debt, net of conversion                    --             --
   Proceeds (repayments) from advances from related parties                    (764,156)            --
   Proceeds from issuance of common stock                                        75,000      1,439,050
   Payment of offering costs                                                         --       (190,865)
                                                                            ------------   ------------
Net cash provided by financing activities                                      (689,156)     1,248,185
                                                                            ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              95,581        (15,758)

CASH AND CASH EQUIVALENTS, Beginning of period                                   58,307      1,156,170
                                                                            ------------   ------------

CASH AND CASH EQUIVALENTS, End of period                                    $   153,888    $ 1,140,412
                                                                            ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                            $    70,400    $        --
                                                                            ============   ============
   Income taxes paid                                                        $        --    $        --
                                                                            ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

   Conversion of debt into 305,555 shares of common stock                   $   192,500    $        --
                                                                            ============   ============
   Issuance of common stock for accrued salaries                            $    13,750    $   108,710
                                                                            ============   ============
   Issuance of common stock for services                                    $   624,434    $        --
                                                                            ============   ============
   Deferred compensation paid in capital stock                              $   178,242    $        --
                                                                            ============   ============

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,162,035 for the three months ended March 31, 2005, and as of March 31, 2005, the Company had an accumulated deficit of $21,702,668. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its expanding operations over the next 12 months. The Company believes that it will need at least an additional $2.5 million of working capital to fund the demand for its Snap! and Bear Shop products and construct an entertainment center/restaurant for the deployment of our technology and, if necessary, to finance future losses from operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are limited commitments for the sale of the Company's securities. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

Stock Options
-------------

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its Stock Option Plan. It recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

                                                        2005            2004
                                                     ------------   ------------
         Net loss
           As reported                               $(1,162,035)   $  (697,514)
           Compensation recognized under APB 25           45,333         48,333
           Compensation recognized under SFAS 123        (77,137)       (85,487)
                                                     ------------   ------------
                      Pro forma                      $(1,193,839)   $  (734,688)
                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.10)   $     (0.08)
           Pro forma                                 $     (0.10)   $     (0.08)


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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant in 2004 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.75% and 3.0%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 33% and 40%, respectively; and a weighted average expected life of the option of 10 years, respectively.

NOTE 2 - LOSS PER SHARE

The Company reports (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic (loss) per share is computed by dividing (loss) available to common shareholders by the weighted average number of common shares available. Diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net (loss) per share for the three months ended March 31, 2005 and 2004 because the effect would have been anti-dilutive:


                                                                           2005        2004
                                                                        ----------  ----------
              Shares to be issued upon conversion of convertible note     225,003     174,265
              Stock options issued to employees                         1,197,510     584,898
              Stock options issued to consultants and others               28,515      28,515
              Warrants issued to consultants and finders                  213,682     259,473
              Warrants issued for financing                             1,507,923     655,168
                                                                        ----------  ----------
                                                                        3,172,633   1,702,319
                                                                        ==========  ==========

NOTE 3 - INVENTORY

Inventory at March 31, 2005, consists of the following:

                  Raw materials                                       $ 279,652
                  Work in process                                       259,086
                  Finished goods                                        307,001
                                                                      ----------
                                                                        845,739
                  Less allowance for obsolete inventory                (370,400)
                                                                      ----------
                                                                      $ 475,339
                                                                      ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005, consists of the following:

                  Computer equipment and related software             $ 247,478
                  Office furniture and equipment                         17,927
                  Leasehold improvements                                 84,849
                  Machinery and equipment                               201,675
                                                                      ----------
                                                                        551,929
                  Less accumulated depreciation and amortization       (413,443)
                                                                      ----------
                                                                      $ 138,486
                                                                      ==========

NOTE 5 - EQUITY

During the three months ended March 31, 2005, the Company:

    o issued 13,750 shares of common stock to Mr. Lawrence C. Early in exchange for his services as an employee valued at $13,750. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    o issued 40,000 shares of common stock to CCRI, Inc. in exchange for public relations services to be rendered during the year 2005 valued at $38,095. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    o issued 7,500 shares of common stock to New Capital Advisors, Inc. in exchange for financial consulting services rendered during the year 2005 valued at $7,895. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    o issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $34,493. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    o issued 2,600 shares of common stock to Mr. Gerry Berg in exchange for financial consulting service valued at $2,737. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    o issued 20,697 shares of common stock to Mr. Timothy Bergeron in exchange for engineering consulting services valued at $19,588. This issuance was made pursuant to a registration statement on Form S-8;

    o issued 6,122 shares of common stock to Say Design in exchange for engineering consulting services valued at $6,444. This issuance was made pursuant to a registration statement on Form S-8;

    o issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,444. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    o issued 175,000 shares of common stock to Mr. Tom Hemingway in exchange for business advisory services valued at $194,444. This issuance was made pursuant to a registration statement on Form S-8;

    o issued 60,000 shares of common stock to Mr. Jack McConnaughy in exchange for business development services valued at $54,545. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933; and lastly

    o issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 and accrued interest outstanding on a convertible note payable issued in 2002. This issuance was made pursuant to the exemption from registration provided by
         Section 4(2) of the Securities Act of 1933.

    o we sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000. The shares have not been registered with the Securities Exchange Commission in reliance on Rule 506 under the Securities Act of 1933. This issuance was made only to "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933 who otherwise meet certain suitability standards.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 SSFAS 152)". The amendments made by Statement 152 amend FASB Statement No.66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position. The Company is not engaged in any Real-Estate Time-Sharing transactions.

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

NOTE 7 - SUBSEQUENT EVENTS

         Subsequent to the three months ended March 31, 2005, the Company sold 533,458 shares of its common stock for gross proceeds of $293,402. The shares have not been registered under the U.S. Securities Act of 1933 ("the Act") pursuant to an exemption allowed by Rule 506 of the Act.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

         We design, develop and market entertainment software for touch screen video game terminals and amusement vending machines. We derive our revenue from the sale of our game terminals and amusement vending machines, products the vending machines dispense, and licensing fees on software sales. We sell our products in the United States and some international markets with the majority of our sales being generated in Asia. Our core product line includes: Snap!, a network-capable countertop game terminal offering 60 proprietary short-form video games; and Bear Shop, a vending machine utilizing interactive and entertaining software to dispense customized plush teddy bear toys and accessories.

         Our primary customers are established domestic and international distributors of coin-operated amusement products. Sales to distributors accounted for more than 95% of our sales for the three months ended March 31, 2005. We also sell to the owners and operators of establishments who place our products into their own businesses. Our end users are individuals who play games and make impulse purchases of novelty items in public amusement places.

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

       To continue working towards our goal of integrating our entertainment and operating systems technology, we are currently in the planning stage of an owned restaurant. The restaurant can be considered an updated Chuck E. Cheese(TM) aimed at young adults and families seeking to have an entertainment experience as well as enjoyable meal. uWink plans to install our technology in the restaurant within 2005 and plans to open two to three additional locations in the American Southwest region shortly thereafter. We are also seeking acquisition opportunities in the restaurant and game room business. For the three months ended March 31, 2005, there were no revenues or expense associated with the plans for the restaurant.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,162,036 for the three months ended March 31, 2005 and as of March 31, 2005, we had an accumulated deficit of $21,702,669. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared with three months ended March 31, 2004.

Net sales for the three months ended March 31, 2005 decreased by $92,506 (28%) from $335,727 for the three months ended March 31, 2004 to $243,221 for the three months ended March 31, 2005. On a gross basis, sales for the two periods compared were flat. Due to a number of Snap! and Bear Shop units returned ($118,669), sales showed a decline overall. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product in the first 60 days after the product launch. Snap! units sales continue to progress in the Australasian marketplaces, with an order backlog of 200 units, valued at $450,000. Ongoing production problems with our Chinese manufacturing operation have hindered sales growth for Snap! units. Bear Shop sales continue to be constrained due to ongoing glitches associated with the operating software.

In the matter of the Snap! production problems in China, in January we engaged the services of Mr. Raymond Chan. A Chinese-born American-educated mechanical engineer living in Hong Kong and working Shenzhen China, Mr. Chan serves as our quality control engineer at the manufacturing facility. Since Mr. Chan's engagement as a consultant we are more involved in the production process and are able to identify any potential production problems as they arise. We anticipate that the defect rate of future shipments of Snap! units will be reduced.

In the matter of the Bear Shop software glitches, we have completed Version 2.0 of the Bear Shop software thereby correcting some of the defects of Version 1.0:

         1. We replaced the operating system.
         2. We replaced the monolithic architecture with a modular one. This improved the ability to diagnose and repair problems and add more features in the future.

         3. We added additional diagnostics, logs, and other tools to help track down problems.

On May 19, we began shipments of Version 2.0 to distributors for installation into existing Bear Shop units.

Cost of sales for the three months ended March 31, 2005 decreased by $39,053 (17%) from $225,177 for the three months ended March 31, 2004 to $186,124 for the three months ended March 31, 2005. The decrease in cost of goods sold is primarily attributable to lower costs realized from our Chinese manufacturer due to larger production runs of Snap! units compared to 2004. The decrease in cost of goods sold was offset by a higher rate of return than experienced in prior periods, resulting in a diminished gross margin percentage.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $369,400 (48%) from $776,381 for the three months ended March 31, 2004 to $1,145,781 for the three months ended March 31, 2005. The increase is primarily attributable to the investor and public relations services. Pursuant to the terms of one of the contracts, we are required to expense the entire value of the contract, $444,000, in the period in which it became effective. Increased investor relations specialist were engaged in order to more effectively communicate our business model and plan to our current and potential shareholders. These firms were paid in stock for their services. The total expense realized paid for in capital stock of the Company for the three months ended March 31, 2005 was $624,434. Expenses related to payroll and other operating expenses declined approximately$280,000 reflecting a reduced level of operations and headcount.

Research and development expense for the three months ended March 31, 2005 decreased by $134,954 (100%) from $134,954 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. The decrease is attributable to the termination of research and development activities in order to concentrate all available engineering resources on the refinement of Bear Shop software.

Gain on the settlement of debt for the three months ended March 31, 2005 decreased by $132,945 (93%) from $142,673 for the three months ended March 31, 2004 to $9,728 for the three months ended March 31, 2005. In 2003 and 2004, the Company received proceeds from the sale of its equity securities. Upon receipt of these funds, we entered into negotiations to settle outstanding vendor obligations from the years 2001, 2002 and 2003. In consideration for immediate payment of long outstanding invoices, we were able to settle certain obligation with vendors for amounts less than we were originally charged for the product or services. None of these vendor obligations were long term in nature. No such opportunities existed in the year 2005, as they had been exhausted in prior years. Gain on settlement of debt recorded in 2005 is due to the finalization of a settlement agreement with a supplier entered into in 2004 which afforded us to record a discount on the outstanding balance upon issuance of final payment in accordance with the settlement agreement.

Amortization of debt discounts for the three months ended March 31, 2005 increased by $25,172 (81%) from $31,079 for the three months ended March 31, 2005 to $56,251 for the three months ended March 31, 2005. In the fourth quarter of 2004 we issued convertible notes payable in the amount of $225,003 that included detachable warrants to purchase shares of our common stock and also a conversion feature. The convertible notes payable carry a beneficial conversion feature ("BCF") equal to the face value of the notes, and requiring amortization of the BCF expense over the life on the note, one year. BCF expense recorded in 2005 represents the amortization of three months of that certain BCF referred to previously.

Interest expense for the three months ended March 31, 2005 increased by $61,948 (733%) from $8,452 for the three months ended March 31, 2004 to $70,400 for the three months ended March 31, 2005. The increase in interest expense is primarily attributable to the recognition of costs associated with our pursuit of the assets of Sega Gameworks. Certain lenders involved in that transaction required substantial interest as compensation to induce them into providing financial support for the transaction.

LIQUIDITY AND CASH RESOURCES

As of March 31, 2005 our cash position was $153,888 and we had negative working capital of $354,798. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the first quarter of 2005 we sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000. We have used the proceeds of the offering to fund the ongoing development of our products.

We will need additional working capital to fund our expanding operations over the next 12 months. We believe that we will need at least an additional $2.5 million of working capital to fund the projected demand for our Snap! and Bear Shop products and the construction of a restaurant, and if necessary, to finance future losses from operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

On May 17, 2005, we sold 533,458 shares of our common stock for gross proceeds of $293,402. The shares have not been registered under the U.S. Securities Act of 1933 ("the Act") pursuant to an exemption allowed by Rule 506 of the Act.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2005 was $153,888.

During the three months ended March 31, 2005, net cash provided by operations was $784,737, as compared to a use of $1,208,689 for the three months ended March 31, 2005. The significant decrease in the use of cash by the Company's operating activities is primarily attributable to the decreased level of operations and development activity undertaken. Additionally, we reduced deposits by approximately $670,000, reduced accounts receivable by $417,000; these gains were offset substantially by the issuance of approximately $816,000 in stock for services.

During the three months ended March 31, 2005, we used $0 in cash in investing activities, as compared to $55,254 for the three months ended March 31, 2004. The decrease is principally attributable to the decreased level of operations and headcount.

During the three months ended March 31, 2005, our financing activities used cash in the amount of $689,156 as compared to providing $1,248,185 for the three months ended March 31, 2004. The significant decrease is due to the repayment of advances received from shareholders and related parties in the first quarter of 2005. Additionally, business advisory services which were prepaid with our capital stock have been recorded as deferred compensation until such time as the services are provided in full pursuant to the terms of the contract.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties described in our 20034 Annual Report on Form 10-KSB, including our ability to obtain development financing as and when needed; the market's acceptance of our products; the completion and successful shipment of our purchase orders; our present financial condition; increased competition and overall economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, but require additional documentation and personnel support in order to prevent the replication of errors in the financial reporting process. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the course of our evaluation, we have identified a deficiency in our internal controls over financial reporting. Management recently became aware that an equity conversion calculation was conducted in error. The error was caught before the equity was issued. There is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. We are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     During the three months ended March 31, 2005 and the period subsequent to that date prior to the filing of this Form 10-QSB, we sold unregistered shares of our securities in the following transactions:


         1. Issued 13,750 shares of common stock to Mr. Lawrence C. Early in exchange for his services as an employee valued at $13,750. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

         2. issued 40,000 shares of common stock to CCRI, Inc. in exchange for public relations services to be rendered during the year 2005 valued at $38,095. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

         3. issued 7,500 shares of common stock to New Capital Advisors, Inc. n exchange for financial consulting services rendered during the year 2005 valued at $7,895. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

         4. issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $34,493. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

         5. issued 2,600 shares of common stock to Mr. Gerry Berg in exchange for financial consulting service valued at $2,737. This issuance was made pursuant to the exemption from registration provided by
              Section 4(2) of the Securities Act of 1933;

        6. issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,444. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;


        7. issued 60,000 shares of common stock to Mr. Jack McConnaughy in exchange for business development services valued at $54,545. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

        8. issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 and accrued interest outstanding on a convertible note payable issued in 2002. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

        9. we sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000. The shares have not been registered with the Securities Exchange Commission in reliance on Rule 506 under the Securities Act of 1933. This issuance was made only to "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933 who otherwise meet certain suitability standards; and lastly

        10. on May 17, 2005 we sold 544,458 shares of our common stock for gross proceeds of $293,402. The shares have not been registered under the U.S. Securities Act of 1933 ("the Act") pursuant to an exemption allowed by Rule 506 of the Act.


ITEM 6.  EXHIBITS

(a) Exhibits

    REGULATION
    S-B NUMBER                            EXHIBIT

       10.1 Lease for office space at 12536 Beatrice Street Los Angeles, CA 90066 (to be filed by amendment)

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

                                               UWINK, INC.



May 20, 2005                                   By:      /s/ NOLAN K BUSHNELL
                                                        ------------------------
                                                        Nolan K. Bushnell
                                                        Chief Executive Officer



                                               By:      /s/ LAWRENCE C. EARLY
                                                        ------------------------
                                                        Lawrence C. Early
                                                        Chief Financial Officer
                                                        Chief Accounting Officer