Form 10QSB
period 2005-06-30
uWink, Inc.
filed 2005-08-15
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      The number of shares of common stock outstanding as of August 12, 2005 was 12,387,872

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                         ------

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of June 30, 2005
           (unaudited)                                                      2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2005 and 2004 (unaudited)    3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2005 and 2004 (unaudited)              4

           Notes to Consolidated Financial Statements (unaudited)           5

Item 2.    Management's Discussion and Analysis or Plan of Operations      11

Item 3.    Controls and Procedures                                         15

PART II.   OTHER INFORMATION                                               16


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     16


Item 6.    Exhibits                                                        17

SIGNATURES                                                                 17

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           UWINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                    June
                                                                  30, 2005
                                                               -------------
                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $     55,362
     Account receivable, net of allowance for doubtful
       accounts of $344,336                                         333,225
     Inventory, net of obsolescence reserve of
        $432,836                                                    419,758
     Deposits - inventory                                           108,028
     Prepaid expenses and other current assets                       46,776

                                                               -------------
TOTAL CURRENT ASSETS                                                963,149

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $424,419                                                       127,815
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
     amortization of $870,249                                       170,657

                                                               -------------
TOTAL ASSETS                                                   $  1,261,621
                                                               =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $    554,672
     Accrued expenses                                               125,796
     Accrued payroll and related benefits                               300
     Due to related parties                                         363,139
     Bridge loan payable                                                 --
     Convertible note payable, net of discount of $93,751           131,252
     Unearned revenue                                                50,000
                                                               -------------
TOTAL CURRENT LIABILITIES                                         1,225,159
                                                               -------------

STOCKHOLDERS' (DEFICIT) EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 12,389,806 issued and outstanding                 12,392
     Additional paid-in capital                                  22,263,330
     Accumulated deficit                                        (22,239,260)

                                                               -------------
TOTAL STOCKHOLDERS' EQUITY                                           36,462
                                                               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,261,621
                                                               =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                               UWINK, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTH PERIODS ENDED             SIX MONTH PERIODS ENDED
                                                   -------------------------------      --------------------------------
                                                        JUNE             JUNE               JUNE              JUNE
                                                      30, 2005          30, 2004          30, 2005           30, 2004
                                                   -------------     -------------      -------------      -------------
                                                    (UNAUDITED)       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
NET SALES                                          $    273,974      $    289,555       $    517,195       $    625,238

COST OF SALES                                           105,829           546,894            292,192            770,590
                                                   -------------     -------------      -------------      -------------
GROSS PROFIT (LOSS)                                     168,145          (257,339)           225,003           (145,352)
                                                   -------------     -------------      -------------      -------------

OPERATING EXPENSES
      Selling, general and administrative               741,756         1,215,427          1,893,063          1,994,271
      Research and development                               --           166,877                 --            316,831
                                                   -------------     -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                741,756         1,382,304          1,893,063          2,311,102
                                                   -------------     -------------      -------------      -------------

(LOSS) FROM OPERATIONS                                 (573,611)       (1,639,643)        (1,668,060)        (2,456,454)
                                                   -------------     -------------      -------------      -------------

OTHER INCOME (EXPENSE)
      Other income                                          177               346                444                475
      Debt discount expense                             (56,251)         (138,719)          (112,502)          (138,719)
      Nominal stock option expense                      (25,333)               --             17,972                 --
      Gain on settlement of debt                        150,529           198,278            160,256            340,951
      Interest expense                                  (23,759)           (8,452)           (94,159)           (47,984)
                                                   -------------     -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                             45,363            51,453            (27,989)           154,723
                                                   -------------     -------------      -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (528,248)       (1,588,190)        (1,696,049)        (2,301,731)

PROVISION FOR INCOME TAXES                                2,470                --              2,470                 --
                                                   -------------     -------------      -------------      -------------

NET LOSS                                               (530,718)       (1,588,190)        (1,698,519)        (2,301,731)
                                                   -------------     -------------      -------------      -------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS             (530,718)     $ (1,588,190)      $ (1,698,519)      $ (2,301,731)
                                                   =============     =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $       (.04)     $      (0.18)      $      (0.15)      $      (0.25)
                                                   =============     =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                            12,208,846         8,884,975         11,266,448          9,258,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                          UWINK, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              SIX MONTH PERIODS ENDED
                                                                            ---------------------------
                                                                                JUNE           JUNE
                                                                              30, 2005       30, 2004
                                                                            ------------   ------------
                                                                             (UNAUDITED)    (UNAUDITED)
         CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(1,698,519)   $(2,301,731)
   Adjustment to reconcile net loss to net cash
     Provided by (used in) operating activities:
       Amortization of debt discount on convertible note payable                112,502        138,719
       Amortization of options issued below market price                        (17,972)        96,666
       Depreciation and amortization expense                                     63,573         81,261
       Bad debt allowance                                                       203,596             --
       Issuance of common stock for services                                    890,975             --
       Inventory obsolescence reserve                                            62,437             --
       Gain on forgiveness of debt                                             (160,256)      (340,951)
   Changes in operating assets and liabilities:
     Accounts receivable                                                        326,526        (92,089)
     Inventory                                                                   60,689       (262,163)
     Deposits - inventory                                                       245,165             --
     Deposits - Gameworks                                                       615,000             --
     Deposits                                                                    22,500       (218,400)
     Prepaid expenses and other current assets                                    3,614        (31,193)
     Accounts payable                                                          (267,324)        435,845
     Accrued expenses                                                            (2,681)        68,865
     Accrued payroll and related benefits                                       (80,120)       156,548
     Unearned revenue                                                           (50,000)       (34,722)

                                                                            ------------   ------------
Net cash provided by (used in) operating activities                             329,705     (2,303,345)
                                                                            ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                              (800)       (77,186)
                                                                            ------------   ------------
Net cash (used in) investing activities                                            (800)        (77,186)
                                                                            ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayments to advances from related parties                                 (700,252)            --
   Proceeds from issuance of common stock                                       368,402      1,734,989
   (Payment) of offering costs                                                       --       (301,568)
                                                                            ------------   ------------
Net cash provided by (used in) financing activities                            (331,850)     1,433,421
                                                                            ------------   ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (2,945)      (947,110)

CASH AND CASH EQUIVALENTS, Beginning of period                                   58,307      1,156,170
                                                                            ------------   ------------

CASH AND CASH EQUIVALENTS, End of period                                    $    55,362    $   209,060
                                                                            ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                            $    70,400    $    47,984
                                                                            ============   ============
   Income taxes paid                                                        $        --    $       800
                                                                            ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

   Conversion of debt into 121,864 shares of common stock                   $   192,500    $   203,894
                                                                            ============   ============
   Issuance of common stock for accrued salaries                            $    13,750    $   108,710
                                                                            ============   ============
   Issuance of common stock for services                                    $   712,374    $    70,000
                                                                            ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,698,519 for the six months ended June 30, 2005, and as of June 30, 2005, the Company had an accumulated deficit of $22,239,260. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its operations over the next 12 months. The Company believes that it will need at least an additional
$3 million of working capital to fund operations and construction of an entertainment center/restaurant for the deployment of our technology and, if necessary, to finance future losses from operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

Stock Options
-------------

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its Stock Option Plan. It recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

                                                        2005            2004
                                                     ------------   ------------
         Net loss
           As reported                               $(1,698,519)   $(2,301,731)
           Compensation recognized under APB 25          (17,972)        96,666
           Compensation recognized under SFAS 123        (31,742)      (140,775)
                                                     ------------   ------------
                      Pro forma                      $(1,748,233)   $(2,345,840)
                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.15)   $     (0.25)
           Pro forma                                 $     (0.15)   $     (0.26)


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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant in 2005 and 2004 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.75% and 3.0%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 33% and 40%, respectively; and a weighted average expected life of the option of 10 years.

NOTE 2 - LOSS PER SHARE

The Company reports (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic (loss) per share is computed by dividing (loss) available to common shareholders by the weighted average number of common shares available. Diluted (loss) per share is computed similar to basic (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net (loss) per share for the six months ended June 30, 2005 and 2004 because the effect would have been anti-dilutive:

                                                                           2005        2004
                                                                        ----------  ----------
              Shares to be issued upon conversion of convertible note     225,003      85,714
              Stock options issued to employees                         1,222,835     566,521
              Stock options issued to consultants and others               28,515      46,892
              Warrants issued to consultants and finders                  213,682     119,610
              Warrants issued for financing                             1,500,002     737,077
                                                                        ----------  ----------
                                                                        3,190,037   1,555,814
                                                                        ==========  ==========


NOTE 3 - INVENTORY

Inventory at June 30, 2005, consists of the following:

                  Raw materials                                       $ 286,507
                  Work in process                                       259,086
                  Finished goods                                        307,001
                                                                      ----------
                                                                        845,739
                  Less allowance for obsolete inventory                (432,836)
                                                                      ----------
                                                                      $ 419,758
                                                                      ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005, consists of the following:

                  Computer equipment and related software             $ 247,784
                  Office furniture and equipment                         17,927
                  Leasehold improvements                                 84,849
                  Machinery and equipment                               201,674
                                                                      ----------
                                                                        552,234
                  Less accumulated depreciation and amortization       (424,419)
                                                                      ----------
                                                                      $ 127,815
                                                                      ==========

NOTE 5 - EQUITY

During the three months beginning April 1 and ended June 30, 2005, the Company:

    o issued 114,213 shares of common stock to a number of services providers in exchange for consulting services valued at $88,300. These issuances were made pursuant to the exemption from registration provided by
         Section 4(2) of the Securities Act of 1933;

    o sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. The shares have not been registered with the Securities Exchange Commission in reliance on Rule 506 under the Securities Act of 1933. This issuance was made only to "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933 who otherwise meet certain suitability standards.

    o issued 4,760 shares of common stock upon exercise of options by Mr. Ian Leibman, an employee.

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

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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


NOTE 7 - SUBSEQUENT EVENTS

         In July 2005, the Company issued 6,364 shares of its common stock to Tom Bannister a financial consultant, in exchange for services rendered on behalf of the Company.

         In July 2005, the Company issued 2,910 shares of its common stock to New Magic Entertainment, in exchange for services rendered on behalf of the Company.

         In July 2005, the Company issued 5,556 shares of its common stock to JSK Management, in exchange for services rendered on behalf of the Company.

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

OVERVIEW

We are a digital entertainment company based in Los Angeles, California that develops interactive entertainment software and platforms for restaurants, bars, and mobile devices. We are currently planning a new entertainment dining experience called uWink Media Bistro that leverages our proprietary network and entertainment software, including the uWink Game Library.

We have spent more than $10 million dollars over the last 4 years to build our entertainment vending platform and our Entertainment Systems Network, including SNAP!, Bear Shop (aka Boxter Bear) and the uWink Game Library. We own extensive software and hardware components that can be used in multiple products, thereby reducing the cost of development, the time to market, and the integration of existing software into additional hardware and software applications.

We derive our revenue from the sale of our SNAP! countertop game platforms and the Bear Shop (aka Boxter Bear) entertainment vending platform, products the entertainment vending platform dispenses, such as plush bears and related clothing, and software licensing fees.

SNAP!, our countertop video game terminal, enables customers to play over 70 short form video games from the uWink Game Library. SNAP! can be operated either as a standalone or networked unit. Connected via the uWink Entertainment Network System, networked units provide nationwide competitions as well as new game downloads and updated trivia.

Our entertainment vending platform, Bear Shop (aka Boxter Bear), offers animated point of purchase vending. The Bear Shop (aka Boxter Bear) product allows customers to pick outfits and accessories for a plush/stuffed bear using an interactive touch screen resulting in thousands of combinations. The foundation of the Bear Shop (aka Boxter Bear) product is an interactive entertainment-vending platform that can be leveraged to create various vending solutions. Sale of the plush bears, clothing, and themed accessory items provide a long-term revenue stream.

We sell our products globally with the majority of our sales being generated in Asia.

Our current product customers are established domestic and international distributors of coin-operated amusement products. Sales to distributors accounted for more than 95% of our sales for the six months ended June 30,2005. We also sell to the owners and operators of establishments who place our products into their own businesses. Our end users are individuals who play video games and make impulse purchases of novelty items in public amusement places.

By leveraging our technology assets, we are developing the uWink Media Bistro an interactive entertainment restaurant concept. uWink Media Bistro allows customers to order food, drinks, and games/media at their table through touch screen terminals. This idea integrates food, our proprietary interactive entertainment software and the uWink Entertainment Network System to provide a new entertainment dining experience.

uWink Media Bistro addresses a young adult and family market of broad economic makeup. By providing at-the-table entertainment, such as games, edutainment, Internet access, and film shorts. uWink Media Bistro business model increases revenue through the media/game charges and has the ability to control labor costs.

For the six months ended June 30, 2005, there were no revenues associated with the uWink Media Bistro.

We have assembled a management team with an in-depth understanding of both the video game and entertainment restaurant industries, providing the combination needed to execute on the uWink Media Bistro concept.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,698,519 for the six months ended June 30, 2005 and as of June 30, 2005, we had an accumulated deficit of $22,239,260. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six months ended June 30, 2005 compared with the six months ended June 30, 2004.

Net sales for the six months ended June 30, 2005 decreased by $108,043 (17%) from $625,238 for the six months ended June 30, 2004 to $517,195 for the six months ended June 30, 2005. Bear Shop (aka Boxter Bear) sales continue to be constrained due to recently completed repairs to the operating software. In July, we began shipment of Version 3.9 of the Bear Shop software to distributors for installation into existing Bear Shop units. Sales continue to remain sluggish due to the recent nature of the updated operating system shipments.

Cost of sales for the six months ended June 30, 2005 decreased by $478,398 (62%) from $770,590 for the six months ended June 30, 2004 to $292,192 for the six months ended June 30, 2005. The sharp decline in cost of goods sold is primarily attributable to a one-time credit received from our Chinese SNAP! manufacturer for defective units in the approximate amount of $130,000.

Selling, general and administrative expenses for the six months ended June 30, 2004 decreased by $101,208 (5%) from $1,994,271 for the six months ended June 30, 2004 to $1,893,063 for the six months ended June 30, 2005. The decrease is primarily attributable to a lower level of operations due to reduced sales of the Bear Shop (aka Boxter Bear) and SNAP! units.

Research and development expense for the six months ended June 30, 2005 decreased by $316,831 (100%) from $316,831 for the six months ended June 30, 2004 to $0 for the six months ended June 30, 2005. The decrease is attributable to the shift of research and development activities to focus engineering resources on the development of uWink Media Bistro software.

Gain on the settlement of debt for the six months ended June 30, 2005 decreased by $180,695 (53%) from $340,951 for the six months ended June 30, 2004 to $160,256 for the six months ended June 30, 2005. We recognized a gain of approximately $150,000 on the settlement of the outstanding obligation due to our Chinese Snap! manufacturer.

Amortization of debt discounts for the six months ended June 30, 2005 decreased by $26,217 (19%) from $138,719 for the six months ended June 30, 2004 to $112,502 for the six months ended June 30, 2005. The decrease is due to the exercise of certain debt obligations by the holder during the period ended June 30, 2005 thereby eliminating ongoing amortization of the debt discount.

Interest expense for the six months ended June 30, 2005 increased by $46,175 (96%) from $47,984 for the six months ended June 30, 2004 to $94,159 for the six months ended June 30, 2005. The increase in interest expense is primarily attributable to the recognition of costs associated with our pursuit of the assets of Sega Gameworks. Certain lenders involved in that transaction required substantial interest as compensation to induce them into providing financial support for the transaction.

LIQUIDITY AND CASH RESOURCES

As of June 30, 2005 our cash position was $55,362 and we had negative working capital of $262,010. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the second quarter of 2005 we sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. We have used the proceeds of the offering to fund the ongoing development of the uWink Media Bistro and our products.

We will need additional working capital to fund our operations over the next 12 months. We believe that we will need at least an additional $3 million of working capital to fund operations including the construction of a restaurant, and if necessary, to finance future losses from operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor can there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.


CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of June 30, 2005 was $55,362.

During the six months ended June 30, 2005, net cash provided by operations was $480,616, as compared to a use of $2,303,345 for the six months ended June 30, 2005. The significant decrease in the use of cash by the Company's operating activities is primarily attributable to the decreased level of operations and development activity undertaken. Additionally, we reduced deposits by approximately $637,000, reduced accounts receivable by $326,000, reduced inventory deposits by almost $250,000 these gains were aided substantially by the ongoing issuance of common stock to pay for the services of employees, consultants and others.

During the six months ended June 30, 2005, we used $800 in cash in investing activities, as compared to $77,186 for the six months ended June 30, 2004. The decrease is principally attributable to the decreased level of operations and headcount.

During the six months ended June 30, 2005, our financing activities used cash in the amount of $482,761 as compared to providing $1,433,421 for the six months ended June 30, 2004. The significant decrease is due to the repayment of advances received from shareholders and related parties in the first quarter of 2005 in the amount of approximately $815,000 coupled with reduced sales of our common stock during the first six months of 2005.

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

REVENUE RECOGNITION - We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touchscreen pay-for-play game terminals and vending machines to our customer and we believe that collectability is probable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. We usually have agreements with our customers to deliver the requested terminals or machines for a fixed price.


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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties described in our 2004 Annual Report on Form 10-KSB, including our ability to obtain development financing as and when needed; the market's acceptance of our products;; our present financial condition; increased competition; and overall economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     During the three months ended June 30, 2005 and the period subsequent to that date prior to the filing of this Form 10-QSB, we sold unregistered shares of our securities in the following transactions:


    1. Issued 114,213 shares of common stock to a number of services providers in exchange for financial consulting services valued at $88,300. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

    2. we sold 532,927 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. The shares have not been registered with the Securities Exchange Commission in reliance on Rule 506 under the Securities Act of 1933. This issuance was made only to "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933 who otherwise meet certain suitability standards.

ITEM 6.  EXHIBITS

(a) Exhibits

    REGULATION
    S-B NUMBER                            EXHIBIT

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

                                               UWINK, INC.



August 15, 2005                                   By:   /s/ NOLAN K BUSHNELL
                                                        ------------------------
                                                        Nolan K. Bushnell
                                                        Chief Executive Officer
                                                        Chief Financial Officer
                                                        Chief Accounting Officer