Form 10QSB
period 2005-09-30
uWink, Inc.
filed 2005-11-21
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of common stock outstanding as of November 10, 2005 was 12,468,788

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of September 30, 2005
           (unaudited)                                                      2

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2005 and 2004 (unaudited)        3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2005 and 2004 (unaudited)        4

           Notes to Consolidated Financial Statements (unaudited)           5

Item 2.    Management's Discussion and Analysis or Plan of Operations      10

Item 3.    Controls and Procedures                                         14

PART II.   OTHER INFORMATION                                               15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 6.    Exhibits                                                        16

SIGNATURES                                                                 16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           UWINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                     September
                                                                     30, 2005
                                                                   ------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $        981
     Account receivable, net of allowance for doubtful
       accounts of $57,545                                              205,927
     Inventory, net of obsolescence reserve of
       $88,546                                                          406,415
     Deposits - inventory                                                85,425
     Prepaid expenses and other current assets                           51,610

                                                                   ------------
TOTAL CURRENT ASSETS                                                    750,358

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $528,858                                                            26,026
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
     amortization of $890,511                                           137,056

                                                                   ------------
TOTAL ASSETS                                                       $    913,440
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $    568,750
     Accrued expenses                                                   171,072
     Accrued payroll and related benefits                                   400
     Due to related parties                                             373,094
     Convertible note payable, net of discount of $37,500               187,503
     Unearned revenue                                                    25,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,325,819

LONG TERM LIABILITIES

Convertible note payable                                                100,000
                                                                   ------------
TOTAL LIABILITIES                                                     1,425,819
                                                                   ------------

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 12,441,689 issued and outstanding                     12,472
     Additional paid-in capital                                      22,298,192
     Accumulated deficit                                            (22,837,003)
     Shares to be issued                                                 13,960
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (512,379)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   913,440
                                                                   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                uWink, Inc. and Subsidiary

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                        THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                                      ------------------------------------------------------------------
                                                        SEPTEMBER         SEPTEMBER         SEPTEMBER         SEPTEMBER
                                                        30, 2005          30, 2004          30, 2005          30, 2004
                                                      ------------      ------------      ------------      ------------

NET SALES                                             $    (89,996)     $    745,041      $    427,199      $  1,364,672

COST OF SALES                                               69,651            69,665           362,773           841,049

                                                      ------------      ------------      ------------      ------------
GROSS PROFIT (LOSS)                                       (159,647)          675,376            64,426           523,623
                                                      ------------      ------------      ------------      ------------

OPERATING EXPENSES
     Selling, general and administrative expenses          337,750           968,046         2,232,022         2,979,550
     Research and development                                   --            31,414                --           293,412
                                                      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                   337,750           999,460         2,232,022         3,272,962
                                                      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                      (497,397)         (324,084)       (2,167,596)       (2,749,339)
                                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Other income                                               52                 3               496               478
     Debt discount expense                                 (56,251)               --          (168,753)         (138,719)
     Nominal stock option expense                               --                --            17,972                --
     Gain on settlement of debt                                 --            34,939           160,256           375,739
     Interest expense                                      (33,044)           (7,247)         (127,203)          (55,231)

                                                      ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                               (89,243)           27,695          (117,232)          182,267
                                                      ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (586,640)         (296,389)       (2,284,828)       (2,567,072)

PROVISION FOR INCOME TAXES                                      --                --             2,470                --
                                                      ------------      ------------      ------------      ------------

NET LOSS                                                  (586,640)         (296,389)       (2,287,298)       (2,567,072)

                                                      ------------      ------------      ------------      ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS            $   (586,640)     $   (296,389)     $ (2,287,298)     $ (2,567,072)
                                                      ============      ============      ============      ============

NET LOSS PER COMMON SHARE - BASIC                     $      (0.05)     $      (0.03)     $      (0.20)     $      (0.27)
                                                      ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                12,315,931        10,248,378        11,567,873         9,596,042
                                                      ============      ============      ============      ============
NET LOSS PER COMMON SHARE - DILUTED                   $      (0.05)               --      $      (0.20)               --
                                                      ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                              12,599,138                --        11,730,076                --
                                                      ============      ============      ============      ============

The accompanying table and notes are an integral part of these unaudited financial consolidated financial statements


                                                            3





                                    uWink, Inc. and Subsidiary

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Unaudited)
                                                                       NINE MONTH PERIODS ENDED
                                                                     ----------------------------
                                                                      SEPTEMBER        SEPTEMBER
                                                                       30, 2005         30, 2004
                                                                     -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                          $(2,287,298)     $(2,567,072)
   Adjustment to reconcile net loss to net cash
     Provided by (used in) operating activities:
       Amortization of debt discount on convertible note payable         168,753          138,719
       Amortization of options issued below market price                 (17,972)         161,466
       Depreciation and amortization expense                             188,274          114,252
       Bad debt allowance                                                (83,085)              --
       Issuance of common stock for services                             988,937          379,245
       Inventory obsolescence reserve                                   (281,853)              --
       Gain on forgiveness of debt                                      (160,256)              --
   Changes in operating assets and liabilities:
     Accounts receivable                                                 527,506         (588,104)
     Inventory                                                           355,886         (544,942)
     Deposits - inventory                                                267,768               --
     Deposits - Gameworks                                                615,000               --
     Deposits                                                             17,092         (272,803)
     Prepaid expenses and other current assets                             3,450          (43,317)
     Accounts payable                                                    (63,194)          51,083
     Accrued expenses                                                     12,430          (62,471)
     Accrued payroll and related benefits                                (53,631)        (212,002)
     Unearned revenue                                                    (75,000)         (34,722)
     Shares to be issued                                                  13,960               --
                                                                     -----------      -----------
Net cash provided by (used in) operating activities                      136,767       (3,480,668)
                                                                     -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                     (3,450)         (88,750)
   Payment for capitalized product development costs                                     (268,768)
                                                                     -----------      -----------
Net cash used in investing activities                                     (3,450)        (357,517)
                                                                     -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                        100,000
   Proceeds (repayments) from advances from related parties             (659,045)          26,868
   Proceeds from issuance of common stock                                368,402        3,033,838
   Payment of offering costs                                                  --         (375,780)
                                                                     -----------      -----------
Net cash provided by (used in) financing activities                     (190,643)       2,684,926
                                                                     -----------      -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                      (57,326)      (1,153,260)

CASH AND CASH EQUIVALENTS, Beginning of period                            58,307        1,156,170
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                             $       981      $     2,910
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                     $   127,203      $    55,766
                                                                     ===========      ===========
   Income taxes paid                                                 $        --      $       800
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of debt into 121,864 shares of common stock            $   192,500      $   237,133
                                                                     ===========      ===========
   Issuance of common stock for accrued salaries                     $    13,750      $   133,793
                                                                     ===========      ===========
   Issuance of common stock for services                             $   936,536      $   245,542

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                4

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,287,298 for the nine months ended September 30, 2005, and as of September 30, 2005, the Company had an accumulated deficit of $22,837,003. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its operations over the next 12 months. The Company believes that it will need at least an additional $3 million of working capital to fund operations and construction of an entertainment center/restaurant for the deployment of its technology and, if necessary, to finance future losses from operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

Stock Options
-------------

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its Stock Option Plan. It recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the nine months ended September 30, 2005 and 2004:

                                                        2005            2004
                                                     ------------   ------------
         Net loss
           As reported                               $(2,287,298)   $(2,567,072)
           Compensation recognized under APB 25          (17,972)       161,466
           Compensation recognized under SFAS 123        (48,250)    (1,139,810)
                                                     ------------   ------------
                      Pro forma                      $(2,353,520)   $(3,545,416)
                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.20)   $     (0.26)
           Pro forma                                 $     (0.20)   $     (0.36)


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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant in 2005 and 2004 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.65% and 3.0%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 104% and 40%, respectively; and a weighted average expected life of the option of 10 years.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2005 and 2004 because the effect would have been anti-dilutive:

                                                                           2005        2004
                                                                        ----------  ----------
              Shares to be issued upon conversion of convertible note     225,003      85,714
              Stock options issued to employees                           880,690   1,364,588
              Stock options issued to consultants and others               28,515      28,515
              Warrants issued to consultants and finders                  401,457     113,273
              Warrants issued for financing                             2,184,738   1,536,380
                                                                        ----------  ----------
                                                                        3,720,403   3,128,470
                                                                        ==========  ==========


NOTE 3 - ACCOUNTS RECEIVABLE

During the three months ended September 30, 2005, gross receivables previously reserved for were written down by $175,177 and a corresponding reduction was made to the allowance for doubtful accounts. Excess allowance for doubtful accounts in the amount of $111,503 was reversed to reflect the net realizable value of remaining receivables.

Accounts Receivable at September 30, 2005                            $  263,472
Less:  allowance for doubtful accounts                                  (57,545)
                                                                     ----------
                                                                     $  205,927
                                                                     ==========


NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of September 30, 2005. During the three months ended September 30, 2005, obsolete inventory previously reserved for was written down by $461,941 and a corresponding reduction was made to the obsolescence reserve. The remaining inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $23,361.

Inventory at September 30, 2005                                      $  494,961
Less: obsolescence reserve                                              (88,546)
                                                                     ----------
                                                                     $  406,415
                                                                     ==========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005, consists of the following:

                  Computer equipment and related software             $ 250,434
                  Office furniture and equipment                         17,927
                  Leasehold improvements                                 84,849
                  Machinery and equipment                               201,674
                                                                      ----------
                                                                        554,884
                  Less accumulated depreciation and amortization       (528,858)
                                                                      ----------
                                                                      $  26,026
                                                                      ==========

NOTE 6 - CONSOLIDATED STATEMENTS OF CASH FLOWS

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 as presented in the Company's Form 10-QSB/A filed on November 30, 2004 contained a clerical error in the presentation of the individual items making up the calculation of net cash used in operating activities. This clerical error had no effect on the total net cash used in operating activities of $3,480,668 presented in the Form 10-QSB/A filed on November 30, 2004. The clerical error has been corrected in the Consolidated Statement of Cash Flows presented in this Form 10-QSB.


NOTE 7 - EQUITY

During the three months beginning July 1 and ended September 30, 2005, the
Company:

    o issued 87,710 shares of common stock to a number of service providers in exchange for services valued at $42,530. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6,
Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENTS

         In October 2005, the Company received cash proceeds (net of transaction fees) of $195,000 from the issuance of a $200,000 Convertible Note to Mr. Bradley Rotter. This Convertible Note has a six month term, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59.

         Mr. Rotter has been appointed to the Board of Directors of the Company as of November 11, 2005.

         In October 2005, the Company issued 27,099 shares of its common stock to various service providers, in exchange for services rendered on behalf of the Company.

         In November 2005, the Company issued 6,500 shares to a former employee for services rendered on behalf of the Company.

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

Our current product customers are established domestic and international distributors of coin-operated amusement products. Sales to distributors accounted for more than 95% of our sales for the nine months ended September 30, 2005. We also sell to the owners and operators of establishments who place our products into their own businesses. Our end users are individuals who play video games and make impulse purchases of novelty items in public amusement places.

We are currently in the process of winding down our SNAP! and Bear Shop (aka Boxter Bear) manufacturing operations and, going forward, are seeking to license our SNAP! and the Bear Shop (aka Boxter Bear) intellectual property to 3rd party manufacturers in exchange for licensing fees.

By leveraging our technology assets, we are developing the uWink Media Bistro, an interactive entertainment restaurant concept. uWink Media Bistro allows customers to order food, drinks, and games/media at their table through touch screen terminals. This idea integrates food, our proprietary interactive entertainment software and the uWink Entertainment Network System to provide a new entertainment dining experience.

uWink Media Bistro is designed to address a young adult and family market of broad economic makeup. uWink Media Bistro will offer touch screen ordering as well as at-the-table entertainment, such as games, edutainment, select Internet fun, and movie trailers, all via touch screen terminals. The uWink Media Bistro business model is designed to increase revenue through the media/game charges and to better control labor costs.

For the nine months ended September 30, 2005, there were no revenues associated with the uWink Media Bistro.

We have assembled a management team with an in-depth understanding of the video game, entertainment and restaurant industries, providing the combination needed to execute on the uWink Media Bistro concept.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,287,298 for the nine months ended September 30, 2005 and, as of September 30, 2005, we had an accumulated deficit of $22,837,003. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.

Net sales for the nine months ended September 30, 2005 decreased by $937,473 (68.7%) from $1,364,672 for the nine months ended September 30, 2004 to $427,199 for the nine months ended September 30, 2005, reflecting the winding down of our SNAP! and Bear Shop (aka Boxter Bear) manufacturing operations. Negative net sales of $89,996 for the three months ended September 30, 2005 were the result of credits issued to customers for returned merchandise.

Cost of sales for the nine months ended September 30, 2005 decreased by $478,276 (57%) from $841,049 for the nine months ended September 30, 2004 to $362,773 for the nine months ended September 30, 2005. The decline in cost of goods sold is primarily attributable to a one-time credit received from our Chinese SNAP! manufacturer for defective units in the approximate amount of $130,000 as well as the winding down of our SNAP! and Bear Shop (aka Boxter Bear) manufacturing operations.

Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased by $747,528 (25%) from $2,979,550 for the nine months ended September 30, 2004 to $2,232,022 for the nine months ended September 30, 2005. The decrease is primarily attributable to a lower level of operations due to reduced sales of Bear Shop (aka Boxter Bear) and SNAP! units partially offset by expenditures relating to our development of the uWink Media Bistro.

Research and development expense for the nine months ended September 30, 2005 decreased by $293,412 (100%) from $293,412 for the nine months ended September 30, 2004 to $0 for the nine months ended September 30, 2005. The decrease is attributable to the shift of our engineering resources to the development of the uWink Media Bistro.

Gain on the settlement of debt for the nine months ended September 30, 2005 decreased by $215,483 (57%) from $375,739 for the nine months ended September 30, 2004 to $160,256 for the nine months ended September 30, 2005. In June 2005, we recognized a gain of approximately $150,000 on the settlement of the outstanding obligation due to our Chinese Snap! manufacturer.

Amortization of debt discounts for the nine months ended September 30, 2005 increased by $30,034 (22%) from $138,719 for the nine months ended September 30, 2004 to $168,753 for the nine months ended September 30, 2005. The increase is due to additional amortization of debt discounts on existing debt obligations partially offset by the elimination of ongoing debt discount amortization relating to certain debt obligations converted during the period ended June 30, 2005.

Interest expense for the nine months ended September 30, 2005 increased by $71,972 (130%) from $55,231 for the nine months ended September 30, 2004 to $127,203 for the nine months ended September 30, 2005. The increase in interest expense is primarily attributable to interest accruals on debt obligations entered into after September 30, 2004, as well as the recognition of interest costs associated with our pursuit of the assets of Sega Gameworks. Certain lenders involved in that transaction required substantial interest as compensation to induce them into providing financial support for the transaction.

LIQUIDITY AND CASH RESOURCES

As of September 30, 2005 our cash position was $981 and we had negative working capital of $575,461. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the second quarter of 2005 we sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. We have used the proceeds of the offering to fund the ongoing development of the uWink Media Bistro and our products.

In September 2005 we received cash proceeds (net of transaction fees) of $95,000 from the issuance of a $100,000 Convertible Note. These proceeds were used for working capital purposes.

In October 2005 we received cash proceeds (net of transaction fees) of $195,000 from the issuance of a $200,000 Convertible Note. These proceeds were used for working capital purposes.

We will need additional working capital to fund our operations over the next 12 months. We believe that we will need at least an additional $3 million of working capital to fund operations including the construction of a restaurant and, if necessary, to finance future losses from operations. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor can there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of September 30, 2005 was $981.

During the nine months ended September 30, 2005, net cash provided by operations was $136,767, as compared to a use of $3,480,668 for the nine months ended September 30, 2004. The significant decrease in the use of cash by the Company's operating activities is primarily attributable to the decreased level of operations and development activity undertaken. Additionally, we reduced accounts receivable by $527,506, reduced inventory by $355,886 and reduced inventory deposits by $267,768. These gains were aided substantially by the ongoing issuance of common stock to pay for the services of employees, consultants and others.

The Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 as presented in the Company's Form 10-QSB/A filed on November 30, 2004 contained a clerical error in the presentation of the individual items making up the calculation of net cash used in operating activities. This clerical error had no effect on the total net cash used in operating activities of $3,480,668 presented in the Form 10-QSB/A filed on November 30, 2004. The clerical error has been corrected in the Consolidated Statement of Cash Flows presented in this Form 10-QSB.

During the nine months ended September 30, 2005, we used $3,450 in cash in investing activities, as compared to a use of $357,517 for the nine months ended September 30, 2004. The decrease is principally attributable to the decreased level of capital investment relating to the winding down of our SNAP! and Bear Shop (aka Boxter Bear) manufacturing operations.

During the nine months ended September 30, 2005, our financing activities used cash in the amount of $190,643 as compared to providing $2,684,926 for the nine months ended September 30, 2004. The decrease is due to the repayment of advances received from shareholders and related parties in the first quarter of 2005 coupled with reduced sales of our common stock during the first nine months of 2005.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         During the three months ended September 30, 2005, we sold unregistered shares of our equity securities in the following transactions:


         1. Issued 87,710 shares of common stock to a number of service providers in exchange for various services valued at $42,530. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


         2. The Company received cash proceeds (net of transaction fees) of $95,000 from the issuance of a $100,000 Convertible Note. These proceeds were used for working capital purposes. This Convertible Note has a two year term, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

(a) Exhibits

    REGULATION
    S-B NUMBER                            EXHIBIT

         10.1 Employment Agreement, dated as of August 29, 2005, between the Company and Peter F. Wilkniss

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

                                                    UWINK, INC.



November 21, 2005                                   By: /s/ NOLAN K. BUSHNELL
                                                        ------------------------
                                                        Nolan K. Bushnell
                                                        Chief Executive Officer

                                                    By: /s/ PETER F. WILKNISS
                                                        ------------------------
                                                        Peter F. Wilkniss
                                                        Chief Financial Officer
                                                        Chief Accounting Officer