Form 10KSB
period 2005-12-31
uWink, Inc.
filed 2006-04-17
CIK 1108699

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _______________.


                         Commission File Number 0-27689


                                   UWINK, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Utah                                    86-0412110
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
                                              incorporation or organization)

              12536 Beatrice Street, Los Angeles, California 90066
              ----------------------------------------------------
                    (Address of principal executive offices)

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

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item
405 of Regulation S-K contained in this form, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenue for the fiscal year ended December 31, 2005 was $682,604.

The market value of the voting stock held by non-affiliates of the issuer as of March 31, 2006 was approximately $4,066,905.

The number of shares of the common stock outstanding as of March 31, 2006 was 18,140,300.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one)

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

PART I

ITEM NUMBER AND CAPTION                                                    PAGE
                                                                          NUMBER

ITEM 1.  DESCRIPTION OF BUSINESS                                           2

ITEM 2.  DESCRIPTION OF PROPERTY                                           9

ITEM 3.  LEGAL PROCEEDINGS                                                 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          10

ITEM 6.  PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS        14

ITEM 7.  FINANCIAL STATEMENTS                                              27

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          28

ITEM 8A. CONTROLS AND PROCEDURES                                           28

ITEM 8B. OTHER INFORMATION                                                 29

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 30

ITEM 10. EXECUTIVE COMPENSATION                                            32

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    35

ITEM 13. EXHIBITS                                                          36

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            37

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

    o whether or not markets for our products and services develop and, if they do develop, the pace at which they develop;

    o our ability to attract the qualified personnel to implement our growth strategies;

    o    the accuracy of our estimates and projections;

    o    our ability to fund our short-term and long-term financing needs;

    o    changes in our business plan and corporate strategies; and

    o other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "RISK FACTORS" and "PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS ".

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         uWink, Inc. ("uWink", "we", "us", or the "Company") is a digital entertainment company, based in Los Angeles, California, that designs and develops interactive entertainment software and platforms for restaurants, bars, and mobile devices.

         Over several years of operation, we have invested substantial time and capital in the construction of a uniform development platform. We have used this platform to develop over 70 short-form video games (the "uWink Game Library") and interactive entertainment and vending products. We believe our software and hardware components can be used in multiple products, thereby reducing the cost of development, the time to market, and the integration of existing software into additional hardware applications.

         For the past two years we have derived our revenue from the sale of our SNAP! countertop game platforms (and its predecessor platforms) and the Bear Shop (aka Boxter Bear, hereinafter "Bear Shop") entertainment vending platform, products the entertainment vending platform dispenses, such as plush bears and related clothing, and software licensing fees.

         SNAP!, our countertop video game terminal, enables customers to play over 70 short form video games from the uWink Game Library.

         Our entertainment vending platform, Bear Shop, offers animated point of purchase vending. The Bear Shop product allows customers to pick outfits and accessories for a plush/stuffed bear using an interactive touch screen resulting in thousands of combinations. The foundation of the Bear Shop product is an interactive entertainment-vending platform that we believe can be leveraged to create various vending solutions.

         We have made a strategic decision to reposition the Company as an entertainment restaurant company, as more fully described in this report. As a result, we are winding down our SNAP! and Bear Shop manufacturing and sales operations and we have decided not to enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to reduce staff and liquidate inventory and product-related receivables. We believe that the restaurant project is the most cost effective way to monetize our investment in technology. We are currently seeking to license our SNAP! and the Bear Shop intellectual property to 3rd party manufacturers in exchange for licensing fees.

         Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop an interactive entertainment restaurant concept, the uWink Bistro. As described more fully in this report, the uWink Bistro is designed to allow customers to order food, drinks, and games/media at the table through touch screen terminals. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We are currently planning on opening our first uWink Bistro in the Los Angeles, California area in the summer of 2006. We have not yet generated any revenue from the uWink Bistro.

         On March 3, 2006, we raised gross proceeds of $1,500,000 via the private placement of 5,000,000 shares of common stock to 22 investors. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement.

         As more fully described under Plan of Operations below, we plan to use the net proceeds from this private placement to fund the capital expenditures, and provide the operating capital, required to open our first uWink Bistro.

CORPORATE HISTORY AND DEVELOPMENT

         Our Company was organized as a Utah corporation on October 14, 1982 under the name Prologue, and was previously engaged in the sales and marketing business. From 1994 until December 4, 2003, we had no operations or employees and owned no real estate. Our wholly-owned subsidiary, uWink California, Inc. was organized as a Delaware corporation on June 10, 1999.

         Prior to the acquisition of uWink California, Inc. described below, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions.

         Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, Inc., a Delaware corporation ("uWink-DE") and its stockholders, Prologue received all the issued and outstanding shares of uWink-DE's capital stock. Prologue issued 1 share of its common stock for every 3.15611 shares of uWink-DE capital stock. The uWink-DE management team and board of directors became the management team and board of directors of Prologue; Prologue changed its name to uWink, Inc.; and uWink-DE changed its name to uWink California, Inc. ("uWink Calfornia").

         Pursuant to the acquisition of uWink California, Inc. we assumed, and have continued to engage in, uWink California's business of developing interactive entertainment software and platforms.

OUR PRODUCTS AND SERVICES -  THE UWINK BISTRO

         We are currently developing an entertainment restaurant concept called the uWink Bistro. uWink Bistro is designed to allow customers to order food, drinks, and games/media at the table through touch screen terminals. We plan a dynamic projected interior that will provide the flexibility to modify the decor and the experience as the day progresses. The uWink Bistro concept is designed to integrate high quality food and uWink's interactive entertainment software to provide what we believe is a new entertainment dining experience that encourages social interaction, group play, and fun.

         Prominent features of our concept are expected to include:

         AT-THE-TABLE TOUCH-SCREEN ORDERING. We plan to offer our guests the ability to order food and drinks via touch-screens at the table, rather than from a waitperson. We are planning that orders from the table will go straight to the kitchen and that, as the food is ready, it will be delivered by runners directly from the kitchen to the table.

         AT-THE-TABLE ENTERTAINMENT. We expect to provide our guests with at-the-table entertainment, including games from the uWink Game Library, video, cartoons, and film trailers, via table top terminals.

         DISTINCTIVE CASUAL DINING EXPERIENCE AND VALUE PROPOSITION. We are aiming our concept to compete in the "casual dining" segment of the restaurant market. We believe our concept will combine some of the best elements of the casual dining market, including freshly prepared food with generous portions at attractive price points and quick turnaround times, with innovative at-the-table ordering and entertainment to create a new experience for casual dining patrons. We are targeting our average check to be $10 to $15 per guest, excluding alcoholic beverages; at this price point we believe that we will provide an attractive and entertaining value proposition for casual diners.

         Led by Nolan Bushnell, our Chairman and Chief Executive officer and the founder of both Atari and Chuck E. Cheese, and our Director of Restaurant Operations (on a consulting basis), John Kaufman, former Vice President of Operations at California Pizza Kitchen, we believe we have assembled a management team with the vision and experience to successfully execute on the uWink Bistro concept.

OUR BUSINESS AND GROWTH STRATEGY

         We plan to open our first restaurant in Woodland Hills, California (Los Angeles area) at the Westfield Promenade Shopping Center in the summer of 2006. This location is approximately 5300 square feet and has seating for approximately 160 guests, excluding patio seats. As described in more detail under Description of Properties below, effective as of April 10, 2006, we have secured an approximately 10 year lease on this location.

         Our near term strategy is to prove our concept at the Woodland Hills location and subsequently seek to open 2 to 3 additional company-owned and/or managed restaurants within the next 12 to 18 months. We are currently in discussions with a number of potential joint venture partners that would provide the capital and real estate for additional restaurants that would be managed, but not owned, by the Company.

         Our longer term growth strategy is to open additional company-owned restaurants in new markets and to franchise our concept, focusing on multiple-unit area development agreements with experienced operators. We are targeting a mix of one-third company-owned restaurants and two-thirds franchised restaurants. We will also seek to generate additional revenue through the sale of media equipment to franchisees.

         We are targeting 5,000 - 10,000 square foot locations in high traffic shopping centers as the sites for future restaurants.

UNIT ECONOMICS

         We believe that our concept has the ability to reach annual revenue of $3.5 million in the Woodland Hills location, equating to approximately $650 per square foot. Comparable casual dining restaurants, such as California Pizza Kitchen, generate average unit revenues of anywhere between $400 to $700 per square foot. We also believe that our touch-screen ordering feature will allow us to achieve labor costs savings that will help us generate higher annual per unit free cash flow than comparable casual restaurant concepts.

         As we develop additional company-owned restaurants as well as franchised restaurants, we expect our concept to generate average per square foot unit revenue of $550, with technology-related labor cost savings continuing to result in higher free cash flow than comparable casual concepts.

OUR MENU

         We expect that our menu will feature a selection of appetizers, pizzas, burgers, salads, pastas, and desserts. We are targeting menu prices from $3.95 to $8.95 for appetizers and soups, $5.95 to $9.95 for salads, $6.95 to $9.95 for sandwiches and lunch entrees and $6.95 to $10.95 for dinner entrees. We believe our average guest check for lunch will be $10.00 to $12.00, and for dinner will be $12.00 to $15.00, excluding alcoholic beverages.

DECOR AND ATMOSPHERE

         We expect that we will utilize a combination of warm earth tones, rich wood finishes and brushed metals to juxtapose the dynamic projected interior and other technology features of our restaurant. We expect to use a variety of lighting to deliver a warm glow throughout our restaurant and expect to be able to adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the dynamic images that are projected on our walls.

MARKETING AND ADVERTISING

         We expect that our ongoing marketing strategy will consists of various public relations activities, direct mail, and word-of-mouth recommendations. We believe that public relations and word-of-mouth recommendations will likely be a key component in driving guest trial and usage.

         We will seek to implement a coordinated public relations effort in conjunction with the opening of the Woodland Hills location. This effort may be supplemented by radio, print advertisements, direct mail campaigns, and other marketing efforts. In addition, we will use our website, www.uwink.com, to help increase our brand awareness.

RESTAURANT OPERATIONS

         John Kaufman, our Director of Restaurant Operations on a consulting basis, helped build California Pizza Kitchen from a single restaurant into one of the country's leading restaurant chains. Mr. Kaufman also served as Chief Operating Officer of Rosti restaurants and President and Chief Operating Officer of the Koo Koo Roo restaurant chain.

         Mr. Kaufman will be responsible for all facets of restaurant operations and food and menu development for the uWink Bistro.

COMPETITION

         The restaurant industry is highly competitive. Key competitive factors in the industry include the taste, quality, and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience.

         Although we believe we will compete favorably with respect to each of these factors, there are a substantial number of restaurant operations that will compete directly and indirectly with us, virtually all of which have significantly greater financial resources, higher revenue, and greater economies of scale. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.

OUR PRODUCTS AND SERVICES -   SNAP! AND BEAR SHOP

         Snap! is a web-enabled, network-capable, coin-operated touch-screen entertainment terminal that delivers over 70 proprietary and customizable short-form video games. Approximately two feet high by two feet wide, Snap! features 360 degree rotation, a high-resolution liquid crystal display screen, and a currency reader able to identify and process coins, bills, and credit cards.

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

         As discussed above, we have made a strategic decision to reposition the Company as an entertainment restaurant company. As a result, we are winding down our SNAP! and Bear Shop manufacturing and sales operations and we have decided not enter to the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. We are currently seeking to license our SNAP! and Bear Shop intellectual property to 3rd party manufacturers in exchange for licensing fees.

DISTRIBUTION AND MARKETING

         Prior to our decision to wind down our SNAP! operations, we marketed Snap! in Japan, New Zealand, Europe and the United States. We sold Snap! through direct marketing initiatives into vertical markets and through established coin operated industry distributors and dealers. In all regions, we maintained tiered pricing schedules for our different sales channels and markets. We brought market awareness to this product through our existing relationships, presentations at trade shows, our website, and traditional collateral material.

         Prior to our decision to wind down our Bear Shop operations, we distributed and marketed Bear Shop to the amusement market through established coin operated industry distributors and dealers, and licensed the product to manufacturing and marketing partners in certain territories. On February 3, 2005, we signed a three-year manufacturing and exclusive distribution agreement with Bell-Fruit Games, Ltd., the leading designer and manufacturer of gaming and amusement machines in the United Kingdom. Bell-Fruit Games is a subsidiary of Danoptra Holdings Ltd., formerly known as Kunick PLC. Under the terms of the agreement, we granted Bell-Fruit Games a license to manufacture our Bear Shop machine. In addition, the agreement awards exclusive marketing and distribution rights for Bear Shop to Bell-Fruit Games in the United Kingdom, Germany, Italy and Spain. The agreement provides that we are to receive per-unit royalties for each machine sold, and we have retained exclusive rights to supply the bears, clothing and accessory "consumables" to Bell-Fruit Games' customers.

COMPETITION

         Our primary markets for SNAP! and Bear Shop involve end users who play games and make impulse purchases of novelty items in public amusement places. Both Snap! and Bear Shop products serve the coin-operated entertainment amusement market, approximately a $6 billion marketplace according to "Vending Times" January 2005. Our markets are highly competitive and are penetrated by many well-capitalized and established companies. Each of our products is faced with separate competitive forces.

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

         For our Bear Shop product, there is no direct competition as far we are aware. It could be considered to be a direct replacement for "Crane Machines", which exist in large numbers worldwide. It could also be considered an automatic equivalent to the "Build A Bear" stores that have enjoyed significant success in shopping malls.

MANUFACTURING RELATIONSHIPS

         Prior to our decision to wind down our SNAP! manufacturing operations, Snap! was being manufactured on a contract basis in Shenzhen, China.

         Prior to our decision to wind down our Bear Shop manufacturing operations, our Bear Shop units were produced in the United States by contract manufacturers.

         Our contract manufacturers assembled our component pieces from readily-available supplies. None of our component pieces are custom-made and we are not aware of any supply shortages of any of our component pieces.

CUSTOMERS

         We depended on a small group of customers to generate the majority of our SNAP! and Bear Shop sales. For the year ended December 31, 2005, we had approximately 24 active customers. Our single largest customer represented 71.5% of our total sales. Our 5 largest customers comprised 86% of our total sales. Our 10 largest customers comprised 93% of our total sales.

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

GOVERNMENT REGULATION

         Our restaurant operations will be subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we will be subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.

         Our restaurant operations will also be subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers' compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

         In addition, our restaurant operations will be subject to the Americans with Disabilities Act of 1990 ("ADA"). The ADA may require us to make certain installations in our planned restaurants to meet federally and state mandated requirements.

         In addition, to the extent we attempt to franchise our restaurant concept, we will be subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2005 and 2004, we spent $151,542 and $351,332, respectively, on research and development activities related to the uWink Bistro, new games, kiosks and amusement products in general. None of the costs associated with these activities are borne directly by our customers.

EMPLOYEES

         As of the date of this report, we employ eight people on a full-time basis, four of whom are corporate management and staff, one of whom is engineering staff and three of whom are operations staff. In addition, John Kaufman, our Director of Restaurant Operations, is currently a paid monthly consultant. We are currently outsourcing, and plan to continue to outsource, certain software engineering personnel.

         None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff, as well as restaurant management and operations personnel. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

AVAILABLE INFORMATION

         We are not currently required to deliver an annual report to security holders, and due to our limited resources we have elected to not voluntarily send an annual report to our security holders. Our investor relations website is www.uwink.com. We make available on this website, under "Investor Relations", free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC").

ITEM 2. DESCRIPTION OF PROPERTIES

         Our offices are located at 12536 Beatrice Street, Los Angeles, California 90066, and consist of 8,500 square feet of office and warehouse space at the rate of $10,200 per month. The term of this lease, which commenced May 1, 2005, is three years. We are currently attempting to sublease all or part of the space, and relocate to approximately 2,500 square feet. We incurred rent expense of $115,057 and $112,225 for the years ended December 31, 2005 and 2004, respectively.

         Effective as of April 10, 2006, we secured an approximately 10 year lease on the planned location for our first uWink Bistro in Woodland Hills, California, located at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, the Company, Mr. Bushnell and Promenade L.P. entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to the Company (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell become obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

         This location consists of 5,340 square feet. The minimum annual rent payments under the lease are $176,220 from rental commencement through January 31, 2009; $181,507 from February 1, 2009 to January 31, 2010; $186,952 from
February 1, 2010 to January 31, 2011; $192,560 from February 1, 2011 to January 31, 2012; $198,337 from February 1, 2012 to January 31, 2013; $204,287 from
February 1, 2013 to January 31, 2014; $210,416 from February 1, 2014 to January 31, 2015; and $216,728 from February 1, 2015 to January 31, 2016.

         If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 5% of gross sales in excess of the following thresholds:

         Rental commencement to January 31, 2009: $3,524,400; February 1, 2009 to January 31, 2010: $3,630,132;
         February 1, 2010 to January 31, 2011:  $3,739,036;
         February 1, 2011 to January 31, 2012:  $3,851,207;
         February 1, 2012 to January 31, 2013:  $3,966,743;
         February 1, 2013 to January 31, 2014:  $4,085,745;
         February 1, 2014 to January 31, 2015:  $4,208,318; and
         February 1, 2015 to January 31, 2016:  $4,334,567.

         Our obligation to pay rent under this lease commences on the earlier of the date we open for business and October 5, 2006.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the OTC Bulletin Board under the symbol "UWNK." The following table sets forth the high and low bid information for our common stock on the OTC Bulletin Board for each calendar quarter of 2004 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.


         Quarter Ended                     High                      Low

         March 31, 2004                   $5.00                     $1.05
         June 30, 2004                    $2.45                     $1.60
         September 30, 2004               $3.15                     $1.85
         December 31, 2004                $2.75                     $1.15



         Quarter Ended                     High                     Low

         March 31, 2005                   $1.45                     $0.75
         June 30, 2005                    $1.00                     $0.42
         September 30, 2005               $0.65                     $0.33
         December 31, 2005                $0.58                     $0.27

         As of March 31, 2006, there were approximately 650 record holders of our common stock.

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

      Equity compensation plans approved            -0-                   -0-                   -0-
      by security holders

      Equity compensation plans not             2,969,225                $1.35             1,480,807
      approved by security holders (1)

            Total                               2,969,225                $1.35             1,480,807

    (1) In connection with our acquisition of uWink California, we assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the "2000 Plan") and 584,917 options previously issued under the 2000 Plan. The 2000 Plan provides for the issuance of up to 681,218 (after giving effect to a 3.15611 reverse stock split in connection with the uWink California acquisition) incentive and non-qualified stock options to employees, officers, directors and consultants of the Company. Options granted under the 2000 Plan vest as determined by the board of directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. On June 24, 2004, the Company filed a registration statement of Form S-8 to register 584,917 of these shares.

In 2004, the Company's Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. On June 24, 2004, the Company filed a registration statement of Form S-8 to register 1,200,000 of these shares.

In 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant.

RECENT SALES OF UNREGISTERED SECURITIES.

For the year ended December 31, 2003:

RULE 506

          We sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of 1933, during the year ended December 31, 2003. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

         We issued 709,193 shares in connection with the acquisition of uWink California in December 2003.

         During the third and fourth quarters of 2003 we sold 1,613,884 shares of common stock for gross proceeds of $3,227,756. We paid $455,002 in offering costs to the placement agent. In addition, we issued to the placement agent 161,394 warrants to purchase shares of common stock for $2.00 per share.

         During the fourth quarter of 2003 we converted $862,179 of accrued payroll and related benefits into 365,107 shares of our common stock.

         During 2003 we also:

    o issued 789,938 shares of common stock in conversion of $1,400,000 of bridge loans and $259,849 of related accrued interest. The price of the common stock to calculate the number of shares to issue was based on the price established in the respective bridge loan agreements;

    o issued 380,215 shares of common stock in conversion of $600,000 of an advance from a related party. The price of the common stock to calculate the number of shares of $1.58 was based on the price negotiated with the lender and approximates the fair value of the Company's stock; and

    o exchanged 2,950,000 and 2,131,395 shares of Series A and Series B preferred stock for 1,610,122 shares of common stock.

For the year ended December 31, 2004:

REGULATION S

         We sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under Regulation S of the Securities Act of 1933 or, in the alternative, Section 4(2) of the Securities Act of 1933, during the year ended December 31, 2004. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act insofar as these issuances were made only to persons who are not "U.S. Persons" as defined in Regulation S and were not sold in the United States.

         In August 2004, we completed the sale of 890,992 shares of common stock for gross proceeds of $1,559,124 to 58 individual investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share. The warrants are immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a commission of $191,777 for services related to the sales of the Company's securities. In addition, the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

RULE 506

         We sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of 1933, during the year ended December 31, 2004. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

         In the first quarter of 2004, we completed the sale of 719,521 shares of common stock for gross proceeds of $1,439,046 to 23 individual investors. The Company paid $190,866 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $3.50 per share valued at $443,039 in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

         In March 2004, we issued 48,584 shares of common stock in payment of accrued payroll of $108,710.

         In June 2004, we issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $150,000.

         In June 2004, issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000.

         In June 2004, we issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000.

         In July 2004, we issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,000.

         In July 2004, issued 75,000 shares of common stock to New Capital Advisors for financial consulting services valued at $150,000.

         In October 2004, issued 87,500 shares of common stock to Falcon Capital for investor relations services valued at $153,125.


For the year ended December 31, 2005:

RULE 506

         We sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of 1933, during the year ended December 31, 2005. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

         On January 1, 2005, we issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $127,500.

         On January 14, 2005, we issued 60,000 shares of common stock to Mr. Jack McConnaughy in exchange for business development services valued at $90,000.

         On January 19, 2005, we issued 12,500 shares of common stock to Falcon Capital for financial consulting services valued at $21,875.

         On March 8, 2005, we issued 40,000 shares of common stock to CCRI, Inc. in exchange for public relations services valued at $38,000.

         On March 8, 2005, we issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,000.

         On March 14, 2005, we sold 100,000 shares of common stock for cash to an investor in a private placement offering for gross proceeds of $75,000.

         On April 1, 2005, we issued 2,600 shares of common stock to Mr. Gerry Berg in exchange for financial consulting service valued at $2,737.

         On April 1, 2005, we issued 13,500 shares of common stock to Mr. Lawrence C. Early in exchange for consulting services valued at $13,750.

         On April 1, 2005, we issued 7,500 shares of common stock to New Capital Advisors, Inc. in exchange for financial consulting services valued at $7,895.

         On April 1, 2005, we issued 20,000 shares to Mr. James Stepanian valued at $17,000 as a financial penalty for failing to register common stock held by Mr. Stepanian.

         On April 12, 2005, we issued 50,000 shares to Burt Martin Arnold in exchange for financial consulting services valued at $46,500.

         On May 15, 2005, we sold 533,458 shares of common stock for cash to 6 investors for $293,402. In addition, we issued these investors warrants to purchase 533,458 shares of our common stock at $1.50 per share. These warrants are immediately exercisable and expire on May 15, 2010.

         On May 25, 2005, we issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note issued in 2002.

         On August 3, 2005, we issued 10,000 shares to Mr. James Stepanian valued at $5,500 as a financial penalty for failing to register common stock held by Mr. Stepanian.

         On September 12, 2005, we issued 50,000 shares to Friedland Capital in exchange for consulting services valued at $22,500.

         On October 7, 2005, we issued 10,000 shares to Mr. James Stepanian valued at $6,000 as a financial penalty for failing to register common stock held by Mr. Stepanian.

         On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest.

         On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

         On March 31, 2006, we issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005.

         On March 31, 2006, we issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006.

ITEM 6. PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

         Below is a discussion of our plan of operation for the uWink Bistro for the next twelve months. Following that is our Management's Discussion and Analysis of our financial condition and results of operations for the years ended December 31, 2005 and December 31, 2004.

PLAN OF OPERATION - UWINK BISTRO

         As set forth in the description of our business above, we are currently developing an entertainment restaurant concept called the uWink Bistro. We have not yet generated any revenue from the uWink Bistro.

         We are currently planning to open our first uWink Bistro in the Westfield Promenade Shopping Center in Woodland Hills, California (Los Angeles area) in the summer of 2006. As described in more detail under Description of Properties above, effective as of April 10, 2006, we have secured an approximately 10 year lease on this location.

         On March 3, 2006, we raised net proceeds of $1,425,000 via the private placement of our equity securities. We plan to use the net proceeds from this private placement to fund the capital expenditures, and provide the operating capital, required to open our first uWink Bistro.

         We currently expect that we will be required to spend approximately $500,000 to build out and equip the Woodland Hills location, consisting of approximately $300,000 for design/interior changes, furniture, fixtures and equipment and licenses; and approximately $200,000 for media equipment. We will seek to lease furniture and media equipment, to the extent possible and cost effective. In addition, we expect we will require another $100,000 to $150,000 for pre-opening costs and working capital to operate the restaurant.

         To staff the restaurant we expect to hire, in the next 2 to 3 months, an executive chef, 3 managers and 35-50 full time and part time non-managerial restaurant staff.

         We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 to 9 months because we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

         Our strategy is to prove our concept as the Woodland Hills location within the next 6 to 9 months and then raise additional capital necessary to fund our operations and to open 2 to 3 additional company-owned and/or managed restaurants within the next 12 to 18 months. We are currently in discussions with a number of potential joint venture partners that would provide the capital and real estate for additional restaurants that would be managed, but not owned, by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this report.

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

Software Development Costs

         Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins with the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications and certain external factors including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

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

Revenue Recognition

         The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touchscreen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits and the fees are fixed or determinable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

         The Company does not have any contractual obligations to provide post sale support of its products. The Company does provide such support on a case by case basis and the costs of providing such support are expensed as incurred.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements, included in this report, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred net losses of $3,239,557 and $4,761,682 for the years ended December 31, 2005 and 2004, respectively, and had a net working capital deficiency of $1,248,178 and $633,276 as of December 31, 2005 and 2004, respectively.

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

RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2005 decreased by $714,811 (51%) from $1,397,415 for the year ended December 31, 2004 to $682,604 for the year ended December 31, 2005. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. For the year ended December 31, 2005, we sold approximately 200 Snap! units and 11 Bear Shop units, as compared to the year ended December 31, 2004 when we sold approximately 500 Snap! units and 100 Bear Shop units. For the year ended December 31, 2005, Snap! sales comprised 78% of our total sales and Bear Shop units 9%. In addition, in 2005 we recorded $100,000 of software licensing revenue as compared to $30,556 of licensing revenue in 2004.

         Cost of sales for the year ended December 31, 2005 decreased by $593,757 (52%) from $1,134,731 for the year ended December 31, 2004 to $540,974 for the year ended December 31, 2005. The decrease in cost of sales is attributable lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear shop operations.

         Our gross profit percentage was 20.7% for the year ended December 31, 2005 compared to 18.8% for the year ended December 31, 2004. The increase in the gross profit percentage is primarily attributable to an increase of $69,444 in licensing revenue in 2005.

         Selling, general and administrative expenses for the year ended December 31, 2005 decreased by $2,009,191 (42%) from $4,832,235 for the year ended December 31, 2004 to $2,823,044 for the year ended December 31, 2005. The decrease was primarily attributable to: (1) a $1,043,444 reduction in compensation expense resulting from a reduction in headcount; (2) a $176,087 reduction in sales expense; and (3) a $165,007 reduction in trade show and promotional expenses, in each case related to our decision to wind down our SNAP! and Bear Shop operations. In addition, nominal stock option issuance expense for the year ended December 31, 2005 decreased by $110,758 (53%) from $208,425 in the year ended December 31, 2004 to $97,667 in the year ended December 31, 2005. The decrease is primarily the result of cancellation at the end of 2004 of options issued in 2002 and reduced levels of cashless option exercises by employees in 2005.

         Research and development expense for the year ended December 31, 2005 decreased by $199,790 (57%) from $351,332 for the year ended December 31, 2004 to $151,542 for the year ended December 31, 2005. Research and development expense decreased as a result of our decision to halt SNAP! and Bear Shop related research and development in the second half of 2005, partially offset by $53,400 of uWink Bistro related research and development expense in 2005.

         Impairment loss increased to $203,125 in 2005 from $0 in 2004. In 2005, we amortized $84,403 and impaired $116,794 in capitalized software development costs and we depreciated $23,928 and impaired $86,332 in Snap! tooling, moulds and dyes, as a result of our decision to wind down our Snap! and Bear Shop operations.

         Amortization of debt discounts for the year ended December 31, 2005 dropped by $84,434 (58%) from $144,672 for the year ended December 31, 2004 to $60,238 for the year ended December 31, 2005. In 2003, we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. The debt discount on this note of $124,998 was amortized during 2004. In December 2004, we issued $175,003 in convertible notes on which we booked a debt discount of $42,859 to be amortized over the twelve month term of the notes; $5,954 of this debt discount was amortized in 2004 and $36,905 of this debt discount was amortized in 2005. During 2005, we issued a total of $300,000 in notes on which we booked debt discount of $60,000 to be amortized over the term of the notes; $23,333 of this debt discount was amortized in 2005.

         Gain on the settlement of debt for the year ended December 31, 2005 decreased by $338,139 (94%) from $358,295 for the year ended December 31, 2004 to $20,156 for the year ended December 31, 2005. In 2004, we settled obligations owing to MCI Worldcom at a gain of $127,023; DeAmertek Corporation at a gain of $137,500; and Stonefield Josephson, Inc. at a gain of $34,395.

         Interest expense for the year ended December 31, 2005 increased by $80,434 (109%) from $73,892 for the year ended December 31, 2004 to $154,326 for the year ended December 31, 2005, largely as a result of the interest expense in 2005 on the $615,000 borrowed at the end of 2004 to support our pursuit of the assets of Sega Gameworks out of bankruptcy, as well as an above market interest rate of 20% on the $225,003 of convertible notes issued at the end of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2005 we raised $368,399 in gross proceeds from the sale of 633,458 shares of our common stock compared to $2,998,170 in gross proceeds from the sale of 1,610,513 shares of our common stock (including 108,915 shares still to be issued at December 31, 2004) during the year ended December 31, 2004. The decrease is primarily attributable to adverse market conditions for the private sale of the Company's equity securities during 2005, against the backdrop of our decision to reposition the Company as an entertainment restaurant company.

         In 2005, we made net repayment of $274,418 of our non-related party debt as compared to net borrowings of $790,000 in 2004. This is primarily due to the full repayment in 2005 of $615,000 in short term debt instruments issued in 2004 relating to the Company's pursuit of the assets of Sega Gameworks out of bankruptcy, partially offset by the issuance of a $100,000, 2 year convertible note in September 2005. In May 2005, we converted a $150,000 note, plus
$42,500 in accrued interest, into 121,986 shares of common stock. In December 2005, we converted $75,003 of convertible notes, plus $15,000 in accrued interest, into 300,012 shares of common stock. These shares were issued on January 10, 2006.

         In 2005, we made net repayment of $117,139 on our obligations due to related parties as compared to net borrowings of $409,727 in 2004. This is primarily attributable to the repayment in 2005 of advances received from related parties for the production of Snap! units in China in 2004, partially offset by our issuance of a $200,000, 6 month convertible note to Mr. Bradley Rotter, a member of our board of directors, in October 2005. In addition, in December 2005, we converted a $50,000 convertible note due to Kevin McLeod, a member of our board of directors, plus accrued interest of $10,000, into 200,000 shares of common stock. These shares were issued on January 10, 2006.

         On March 3, 2006, we raised gross proceeds of $1,500,000 via the private placement of 5,000,000 shares of common stock plus warrants to purchase 2,500,000 shares of common stock at $0.345 per share. We plan to use the net proceeds of $1,425,000 from this private placement to fund the capital expenditures, and provide the operating capital, required to open our first uWink Bistro.

         We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 to 9 months because we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

SOURCES OF CASH

         Since January 1, 2005, we have financed our operations principally by issuing common stock for services, liquidating accounts receivable and inventory and through the private sale of our common stock for gross proceeds of $368,399.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of December 31, 2005 was $23,759. At March 31, 2006 our cash position was approximately $1,043,984.

         During the year ended December 31, 2005, we used $622,825 in cash in our operating activities, as compared to $3,963,874 for the year ended December 31, 2004, a decrease of $3,341,049 (84%). The decrease in the use of cash is primarily attributable to a $642,478 increase in 2005 in the use of common stock to pay for services and the liquidation of $301,799 in accounts receivable and $417,271 in inventory in 2005, as compared to a cash investment of $245,635 in accounts receivable and $660,934 in inventory in 2004. In addition, we liquidated $286,796 in inventory deposits, as compared to a cash investment of $333,193 in inventory deposits in 2004. The liquidation of accounts receivable, inventory and deposits in 2005 was largely due to our decision to wind down our Snap! and Bear Shop operations and to reposition the Company as an entertainment restaurant company.

         During the year ended December 31, 2005, we generated $612,400 in cash from our investing activities, as compared to using cash of $950,211 for the year ended December 31, 2004. In 2004, we invested $615,000 in a deposit related to our pursuit of Sega Gameworks out of bankruptcy. We liquidated this deposit in 2005, resulting in net positive cash from investing activities of $612,400. We made only a negligible investment of $2,600 in additional property and equipment in 2005 as a result of our strategic decision to reposition the Company as an entertainment restaurant company. As described in Plan of Operation above, we expect to spend approximately $500,000 in 2006 to build out and equip our first uWink Bistro.

         During the year ended December 31, 2005, our financing activities used cash in the amount of $23,158, as compared to providing cash of $3,815,255 for the year ended December 31, 2004. The decrease is due to the repayment in 2005 of short-term debt instruments issued in 2004 to support our pursuit of the assets of Sega Gameworks out of bankruptcy and advances from related parties in 2004 to fund Snap! production. In addition, net proceeds from equity issuances fell to $368,399 in 2005 from $2,615,528 in 2004.

         On March 3, 2006, we raised gross proceeds of $1,500,000 via the private placement of 5,000,000 shares of common stock plus warrants to purchase 2,500,000 shares of common stock at $0.345 per share. We plan to use the net proceeds of $1,425,000 from this private placement to fund the capital expenditures, and provide the operating capital, required to open our first uWink Bistro.

OFF-BALANCE SHEET ARRANGEMENTS

         We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                     UNCERTAINTIES AND RISK FACTORS THAT MAY
                AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION


         In addition to other matters identified or described by us elsewhere in this report, there are a number of important uncertainties and risks described below that may adversely affect our business, operating results and financial condition. The uncertainties and risks set forth below as well as those presented elsewhere in this report should be considered carefully in evaluating our company and our business and the value of our securities.

RISKS RELATING TO OUR BUSINESS

WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND WE ARE CURRENTLY WINDING DOWN OUR SNAP! AND BEAR SHOP MANUFACTURING OPERATIONS, WHICH HAD BEEN THE SOURCE OF OUR REVENUES FOR THE LAST 2 YEARS. OUR INABILITY TO GENERATE REVENUES AND PROFITS FROM OUR PLANNED RESTAURANT CONCEPT COULD CAUSE US TO GO OUT OF BUSINESS AND FOR YOU TO LOSE YOUR ENTIRE INVESTMENT.

We have incurred cumulative losses in the amount of $24,772,550 from our inception through December 31, 2005. We are currently winding down are SNAP! and Bear Shop manufacturing operations, which have been the source of our revenues for the last two years. Going forward, our strategy is to develop and operate an entertainment restaurant concept. We do not believe that we will be cash flow positive based solely on projected revenues less operating and other costs for the restaurant concept for the foreseeable future. Our failure to generate meaningful revenues and ultimately profits from the restaurant concept could force us to reduce or suspend our operations and ultimately go out of business. We cannot give you any assurance that our projections relating to revenues or cash flow will materialize as projected.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OPEN OUR FIRST RESTAURANT IN A TIMELY MANNER OR THAT WE WILL BE ABLE TO OPERATE OUR FIRST RESTAURANT PROFITABLY.

Our failure to do so will negatively impact our ability to raise the capital necessary to fund our operations. Should we fail to raise the capital necessary to fund our operations, the value of your investment could be adversely affected, and you could even lose your entire investment.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE RESTAURANT INDUSTRY. OUR INABILITY TO COMPETE MAY IMPAIR OUR ABILITY TO RAISE CAPITAL, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

The restaurant industry is intensely competitive. We believe that we will compete primarily with casual dining and quick casual establishments. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, all these competitors have substantially greater financial, marketing and other resources than us. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also expect to face intense competition for real estate sites, qualified management personnel and hourly restaurant staff. As described below, we expect to need to raise additional working capital to fund our operations. Our inability to compete in the restaurant industry may prohibit us from raising the necessary capital, which could adversely affect your investment.

OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL AT ALL OR TO RAISE IT IN A TIMELY MANNER WOULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUE, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS. SHOULD THIS OCCUR, THE VALUE OF YOUR INVESTMENT COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on our projections for the sales of our planned restaurant concept less operating and other costs. We raised gross proceeds of $1,500,000 from the sale of our equity securities in March 2006, but currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital should it become necessary through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

Our independent auditors stated in their report accompanying our financial statements for our fiscal year ended December 31, 2005 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment.

EVEN IF WE ARE ABLE TO RAISE ADDITIONAL FINANCING, WE MIGHT NOT BE ABLE TO OBTAIN IT ON TERMS THAT ARE NOT UNDULY EXPENSIVE OR BURDENSOME TO THE COMPANY, OR WHICH DO NOT ADVERSELY AFFECT YOUR RIGHTS AS A COMMON SHAREHOLDER OR THE VALUE OF YOUR INVESTMENT, INCLUDING SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor upon our default. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

WE ARE DEPENDENT FOR OUR SUCCESS ON OUR CHIEF EXECUTIVE OFFICER. OUR INABILITY TO RETAIN OUR CHIEF EXECUTIVE OFFICER COULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success depends to a critical extent on the continued efforts and services of our Chief Executive Officer, Mr. Nolan Bushnell. Were we to lose Mr. Bushnell, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find a satisfactory replacement for Mr. Bushnell at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Bushnell has signed an employment agreement providing for his service to the Company, this agreement is terminable by Mr. Bushnell on 30 days written notice and, in any event, will not preclude Mr. Bushnell from leaving the Company. We do not currently carry a key man life insurance policy on Mr. Bushnell which would assist us in recouping our costs in the event of the loss of Mr. Bushnell.

WE PLAN TO GROW VERY RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES TO BOTH IMPLEMENT MORE SOPHISTICATED MANAGERIAL, OPERATIONAL AND FINANCIAL SYSTEMS, PROCEDURES AND CONTROLS AND TO TRAIN AND MANAGE THE PERSONNEL NECESSARY TO IMPLEMENT THOSE FUNCTIONS. OUR INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to identify, develop and manage relationships with franchisees as part of our growth plans. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS OF OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND SHAREHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY-HELD COMPANY.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these concerns, directors and management are also becoming increasingly concerned with the availability of directors and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to continue to maintain our directors and officer's liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

OUR GROWTH PLANS DEPEND IN LARGE PART ON OUR ABILITY TO IDENTIFY, ATTRACT AND RETAIN QUALIFIED FRANCHISEES.

We expect to grow our restaurant concept rapidly through the franchising of our restaurant concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing, and franchisees' ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or at all; or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

IF WE DO NOT SUCCESSFULLY EXPAND OUR RESTAURANT OPERATIONS, OUR GROWTH AND RESULTS OF OPERATIONS COULD BE HARMED SIGNIFICANTLY.

A critical factor in our future success will be our ability to successfully expand our restaurant concept. Our growth plans contemplate opening a number of additional company owned or managed restaurants in future years, in addition to franchising, as described above. If we do not successfully open and operate new restaurants, our growth and results of operations could be harmed significantly. Our ability to open new restaurants in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

    o our ability to generate or raise the capital necessary to open new restaurants;

    o the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

    o the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

    o    construction and development costs;

    o labor shortages or disputes experienced by our landlords or outside contractors; and

    o unforeseen engineering or environmental problems with the leased premises.


WE WILL BE DEPENDENT ON DISTRIBUTORS OR SUPPLIERS TO PROVIDE OUR RESTAURANT WITH FOOD AND BEVERAGE. IF WE CANNOT FIND APPROPRIATE DISTRIBUTORS OR SUPPLIERS OR OUR DISTRIBUTORS OR SUPPLIERS DO NOT PROVIDE FOOD AND BEVERAGES TO US IN A TIMELY FASHION, WE MAY EXPERIENCE SHORT-TERM SUPPLY SHORTAGES AND INCREASED FOOD AND BEVERAGE COSTS.

Our restaurant operations will be dependent on distributors or suppliers for food and beverage products. We have not yet entered into any arrangements with any such distributors or suppliers and we cannot give you any assurances that we will be able to do so. In addition, once we find appropriate distributors or suppliers, if those distributors or suppliers cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants.

OUR SUCCESS DEPENDS ON OUR ABILITY TO LOCATE A SUFFICIENT NUMBER OF SUITABLE NEW RESTAURANT SITES.

One of our biggest challenges in meeting our growth objectives will be to secure an adequate supply of suitable new restaurant sites. We may experience delays in opening restaurants in the future. There can be no assurance that we will be able to find sufficient suitable locations for our planned expansion in any future period. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results or cash flows.

OUR EXPANSION INTO NEW MARKETS MAY PRESENT INCREASED RISKS DUE TO OUR UNFAMILIARITY WITH THE AREA.

As a part of our expansion strategy, we will be opening restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our restaurants in our existing markets. In addition, our new restaurants may typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

INCREASES IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

A number of the employees we intend to hire will be subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, we are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. The possibility exists that the federal or California state minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The rising cost of insurance (workers' compensation insurance, general liability insurance, health insurance and directors and officers' liability insurance) could have a negative impact on our profitability if we are not able to negate the effect of such increases through improvements in operating efficiencies.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and SEC regulations, has required an increased amount of management attention and external resources. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED OPERATING RESULTS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results.

RISKS RELATING TO THE RESTAURANT INDUSTRY

NEGATIVE PUBLICITY SURROUNDING OUR PLANNED RESTAURANT OR THE CONSUMPTION OF BEEF, SEAFOOD, POULTRY, OR PRODUCE GENERALLY, OR SHIFTS IN CONSUMER TASTES, COULD NEGATIVELY IMPACT THE POPULARITY OF OUR RESTAURANT AND OUR RESULTS OF OPERATIONS.

We expect that the popularity of our restaurant in general, and our menu offerings in particular, will be key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to our restaurant or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A, and outbreaks of "mad cow," "foot-and-mouth," or "bird flu" disease), or operating problems related to our restaurant, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurant less appealing and adversely affect our sales and results of operations.

REGULATIONS AFFECTING THE OPERATION OF OUR RESTAURANT COULD INCREASE OUR OPERATING COSTS AND RESTRICT OUR GROWTH.

We must obtain licenses from regulatory authorities allowing us to sell liquor, beer, and wine, and we must obtain a food service license from local health authorities for our restaurant. We currently do not have a liquor license for our first planned restaurant. Once we obtain such a liquor license, it must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing, and inventory control. In California, where we are planning our first restaurant, the number of liquor licenses available is limited and licenses are traded at market prices. We expect that liquor, beer, and wine sales will comprise a significant portion of our sales. Therefore, obtaining and maintaining licenses will be an important component of our restaurant's operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our first planned restaurant and our growth strategy.

LITIGATION CONCERNING OUR FOOD QUALITY, OUR EMPLOYMENT PRACTICES, LIQUOR LIABILITY, AND OTHER ISSUES COULD RESULT IN SIGNIFICANT EXPENSES TO US AND COULD DIVERT RESOURCES FROM OUR OPERATIONS.

Like other restaurants, we expect we may receive complaints or litigation from, and potential liability to, our guests involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. In addition, we will be subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under "dram shop" statutes. While we plan to carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our financial condition and results of operations.

LABOR SHORTAGES OR INCREASES IN LABOR COSTS COULD PREVENT OUR GROWTH OR ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We expect that our success will depend in part on our ability to attract, motivate, and retain a sufficient number of qualified restaurant employees, including restaurant general managers and kitchen managers, necessary to build and grow our operations. If we are unable to identity, and attract a sufficient number of qualified employees, we will be unable to open and operate the locations called for by our development plans.

Competition for qualified restaurant employees could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we may have hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence, or health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs and reduce our operating margins.

IF GENERAL ECONOMIC AND POLITICAL CONDITIONS WORSEN, CONSUMER SPENDING MAY DECLINE, WHICH WOULD ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

The restaurant industry is vulnerable to changes in economic and political conditions. In particular, future terrorist attacks and military and governmental responses and the prospect of future wars may exacerbate negative changes to economic conditions. When economic or political conditions worsen, people may reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which people choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting our expected sales and results of operations. Additionally, a decrease in discretionary spending could adversely affect our ability to price our menu items at favorable levels, adversely affecting our expected sales and results of operations.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that, even if the funds are legally available, the dividends will be paid.

OUR COMMON SHARES ARE THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Our common shares are sporadically or "thinly" traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT AND LIMITED OPERATING HISTORY. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our restaurant concept. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our restaurant concept, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.
As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of +our common shares as compared to other securities.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS OR WARRANTS. THE EXERCISE OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES.

At December 31, 2005 we had outstanding 2,400,411 options to purchase common shares at a weighted average exercise price of $0.88 per share, and warrants to purchase 2,435,337 common shares at a weighted average exercise price of $3.09. In addition on March 3, 2006, we issued additional immediately exercisable, three-year warrants to purchase 2,500,000 common shares at $0.345 per share. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares.

ITEM 7. FINANCIAL STATEMENTS

                           UWINK, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                                                        Page
                                                                                                        ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm                                                  F-1

FINANCIAL STATEMENTS:
Consolidated Balance Sheets for the years ended December 31, 2005 and 2004                               F-2
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004                     F-3
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2005 and 2004  F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004                     F-5
Notes to Consolidated Financial Statements                                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of uWink, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of uWink, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uWink, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses and negative cash flow from operations since its inception, has a working capital deficit and has not developed a substantial source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 7, 2006

                                   uWink, Inc. and Subsidiary
                                   Consolidated Balance Sheets

                                                                         As on December 31,
                                                                    ----------------------------
                                                                        2005            2004
                                                                                     (RESTATED)
                                                                    ------------    ------------
                                             ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $     23,759    $     57,342
    Account receivable,
      net of allowance for doubtful accounts of
      $75,993 and $95,782, respectively                                       --         282,010
    Inventory, net                                                       255,345         519,670
    Deposits - inventory                                                  66,398         353,193
    Deposits - Sega Gameworks                                                 --         615,000
    Prepaid expenses and other current assets                             41,182          50,391
                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                     386,684       1,877,606

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $286,462 and $400,478, respectively                   19,080         150,956

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
    accumulated amortization of $910,773 and
    $826,370, respectively                                                    --         201,197

                                                                    ------------    ------------
TOTAL ASSETS                                                        $    405,764    $  2,229,759
                                                                    ============    ============


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                $    902,490    $    824,617
    Accrued expenses                                                     195,146         135,608
    Accrued payroll and related benefits                                  92,246          80,420
    Due to related parties, net of discount of $20,000 in 2005           300,000         467,139
    Bridge loan payable                                                       --         615,000
    Convertible note payable, net of discounts of $36,905 in 2004        120,000         288,098
    Advance from Customers                                                24,980         100,000

                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                              1,634,862       2,510,882
                                                                    ------------    ------------

LONG TERM LIABILITIES
    Convertible note payable, net of discount of $16,667 in 2005          83,333              --
    Note Payable                                                         111,844              --

                                                                    ------------    ------------
TOTAL LONG TERM LIABILITIES                                              195,177              --
                                                                    ------------    ------------

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
      authorized; 12,475,288 and 10,615,664 shares
      issued and outstanding, respectively                                12,480          10,616
    Additional paid-in capital                                        23,031,098      21,064,324
    Accumulated deficit                                              (24,772,550)    (21,532,993)
    Shares to be Issued                                                  304,697         176,930

                                                                    ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                                           (1,424,275)       (281,123)
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    405,764    $  2,229,759
                                                                    ============    ============

    The accompanying notes are an integral part of these consolidated financial statements






                           uWink, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    ----------------------------
                                                        2005            2004
                                                                     (RESTATED)
                                                    ------------    ------------

NET SALES                                           $    682,604    $  1,397,415

COST OF SALES                                            540,974       1,134,731

                                                    ------------    ------------
GROSS PROFIT                                             141,630         262,684
                                                    ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative expenses      2,823,044       4,832,235
     Research and development                            151,542         351,332
     Impairment loss                                     203,125              --
                                                    ------------    ------------
TOTAL OPERATING EXPENSES                               3,177,711       5,183,567
                                                    ------------    ------------

LOSS FROM OPERATIONS                                  (3,036,081)     (4,920,883)
                                                    ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                            651          22,593
     Debt discount expense                               (60,238)       (144,672)
     Gain on settlement of debt                           20,156         358,295
     Interest expense                                   (154,326)        (73,892)
     Equipment stolen                                     (8,117)             --

                                                    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                            (201,874)        162,324
                                                    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (3,237,955)     (4,758,559)

PROVISION FOR INCOME TAXES                                 1,602           3,123
                                                    ------------    ------------

NET LOSS                                            $ (3,239,557)   $ (4,761,682)
                                                    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.28)   $      (0.52)
                                                    ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                              11,737,329       9,074,345
                                                    ============    ============

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive


              The accompanying notes are an integral part of these
                        consolidated financial statements





                                                   uWink, Inc. and Subsidiary
                                    Consolidated Statement of Stockholders' Equity (deficit)
                                    For the Years Ended December 31, 2005 and 2004 (RESTATED)


                              PREFERRED     PREFERRED
                                STOCK         STOCK                              ADDITIONAL    SHARES
                               SERIES A     SERIES B        COMMON STOCK          PAID-IN      TO BE     ACCUMULATED
                            SHARES AMOUNT SHARES AMOUNT   SHARES      AMOUNT      CAPITAL      ISSUED      DEFICIT         TOTAL
                             ----   ----   ---   ----  ------------  --------   ------------  ---------  ------------  ------------
Balance, December 31, 2003     --   $ --    --   $ --     8,444,049  $  8,444   $ 16,888,831  $      --  $(16,771,311) $    125,964

Issuance of common stock
   for conversion loan,
   accrued interest and
   prepaid licensing fee       --     --    --     --       323,288       323        264,915         --            --       265,239
Issuance of common stock
   for cash, net               --     --    --     --     1,501,598     1,502      2,458,972    155,055            --     2,615,528
Issuance of common stock
   for services                --     --    --     --       248,850       249        490,989     21,875            --       513,113
Issuance of common stock
   to employees
   for accrued payroll         --     --    --     --        48,584        49        108,661         --            --       108,710
Issuance of common stock
   to employees for
   exercise of options         --     --    --     --        49,295        49         36,216         --            --        36,265
Beneficial conversion
   feature related to
   convertible note            --     --    --     --            --        --        167,858         --            --       167,858
Value of options issued
   at below market price       --     --    --     --            --        --        173,665         --            --       173,665
Value of warrants issued
   for services                --     --    --     --            --        --        474,216         --            --       474,216
Net loss                       --     --    --     --            --        --             --         --    (4,761,682)   (4,761,682)

                             ----   ----   ---   ----  ------------  --------   ------------  ---------  ------------  ------------
BALANCE, DECEMBER 31, 2004     --     --    --     --    10,615,664    10,616     21,064,324    176,930   (21,532,993)     (281,123)

Issuance of common stock
   for conversion of loan,
   and accrued interest        --     --    --     --       121,986       123        192,378    171,003            --       363,504
Issuance of common stock
   for cash, net               --     --    --     --       710,547       712        502,598   (134,911)           --       368,399
Issuance of common stock
   for services                --     --    --     --     1,013,719     1,015      1,110,901     43,675            --     1,155,591
Issuance of common stock
   to employees for
   accrued payroll             --     --    --     --            --        --             --     48,000            --        48,000
Issuance of common stock
   to employees for
   exercise of options         --     --    --     --         8,968        10          3,544         --            --         3,554
Merger conversion shares       --     --    --     --         4,404         5             --         --            --             5
Beneficial conversion
   feature related to
   convertible note            --     --    --     --            --        --         61,714         --            --        61,714
Value of options issued
   at below market price       --     --    --     --            --        --         95,639         --            --        95,639
Net loss                       --     --    --     --            --        --             --         --    (3,239,557)   (3,239,557)

                             ----   ----   ---   ----  ------------  --------   ------------  ---------  ------------  ------------
BALANCE, DECEMBER 31, 2005     --   $ --    --   $ --    12,475,288  $ 12,480   $ 23,031,098  $ 304,697  $(24,772,550) $ (1,424,275)
                             ====   ====   ===   ====  ============  ========   ============  =========  ============  ============


                        The accompanying notes are an integral part of these consolidated financial statements





                                   uWink, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows

                                                                                      FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                                  (RESTATED)
                                                                                   -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(3,239,557)   $(4,761,682)
   Adjustment to reconcile net loss to net cash used in operating activities:
       Amortization of debt discount on convertible note payable                        61,714        167,858
       Amortization of options issued below market price                                95,639        173,665
       Depreciation and amortization expense                                           127,082        164,167
       Impairment Loss                                                                 203,125             --
       Bad debt allowance                                                              (19,789)        95,782
       Issuance of warrants for services                                                    --        474,216
       Issuance of common stock for payroll and exercise of options                     51,553        144,975
       Issuance of common stock for services                                         1,155,591        513,113
       Inventory obsolescence reserve                                                 (152,945)       320,400
   Changes in operating assets and liabilities:
     Accounts receivable net of provision for sales returns of $150,000 in 2004        301,799       (245,635)
     Inventory                                                                         417,271       (660,934)
     Deposits - inventory                                                              286,796       (333,193)
     Deposits                                                                           (2,536)          (903)
     Prepaid expenses and other current assets                                          17,214        (27,956)
     Accounts payable                                                                   77,872         52,250
     Accrued expenses                                                                   59,539         66,993
     Accrued payroll and related benefits                                               11,827       (172,268)
     Advances from Customers                                                           (75,020)        65,278

                                                                                   -----------    -----------
Net cash used in operating activities                                                 (622,825)    (3,963,874)
                                                                                   -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                                   (2,600)       (88,256)
   Payment for capitalized product development costs                                        --       (246,955)
   Deposits - Sega Gameworks                                                           615,000       (615,000)

                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                    612,400       (950,211)
                                                                                   -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) debt, net of conversion into common stock             (274,418)       790,000
   Proceeds from (repayment of) advances from related parties                         (117,139)       409,727
   Proceeds from issuance of common stock                                              368,399      2,998,170
   Payment of offering costs                                                                --       (382,642)

                                                                                   -----------    -----------
Net cash provided by (used in) financing activities                                    (23,158)     3,815,255
                                                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENT                                               (33,583)    (1,098,830)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          57,342      1,156,172
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    23,759    $    57,342
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                   $     8,225    $    55,231
                                                                                   ===========    ===========
   Income taxes paid                                                               $        --    $       800
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of unearned revenue into shares of common stock                      $        --    $   125,000
                                                                                   ===========    ===========
   Conversion of debt into shares of common stock                                  $   363,504    $   237,133
                                                                                   ===========    ===========
   Issuance of common stock for accrued salaries                                   $    48,000    $   108,661
                                                                                   ===========    ===========
   Issuance of common stock for services                                           $ 1,155,591    $   513,113
                                                                                   ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements

                                              F-5


                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

uWink, Inc. (formerly Prologue) was incorporated under the laws of the State of Utah on October 14, 1982. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, Inc., a Delaware corporation ("uWink-DE") and its stockholders, Prologue received all the issued and outstanding shares of uWink-DE's capital stock (subsequently, uWink-DE changed its name to uWink California, Inc.). Prologue issued 1 share of its common stock for every 3.15611 shares of uWink-DE capital stock. Since the stockholders of uWink-DE received a majority of the issued and outstanding shares of Prologue and the uWink-DE management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

    o uWink-DE is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

    o Control of the net assets and business of Prologue was acquired effective December 4, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Prologue by uWink-DE. The historical cost of the net liabilities assumed was $750.

uWink-DE was incorporated under the laws of the State of Delaware on June 10, 1999. Subsequent to the transaction described above, uWink-DE changes its name to uWink California, Inc. ("uWink Calfornia"). uWink, Inc. (formerly Prologue) and its subsidiary, uWink California are hereafter referred to as "the Company."

The Company designs, develops and markets entertainment software and platforms for restaurants, bars and mobile devices and manufactures and sells touchscreen pay-for-play game terminals and amusement vending machines.

The Company derives its revenue from the sale of its game terminals, amusement vending machines, licensing fees and inventory refills on the vending machines.

The Company is currently developing the uWink Bistro, an entertainment restaurant concept. There were no revenues associated with the uWink Bistro for the years ended December 31, 2005 and December 31, 2004.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $3,239,557 and $4,761,682 for the years ended December 31, 2005 and 2004 respectively and had net working capital deficiency of $1,248,178 and $633,276 as of December 31, 2005 and 2004 respectively.

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

The Company believes that its working capital as of the date of this report will not be sufficient to fund the current level of operations through the end of the current fiscal year ending December 31, 2006. The Company believes that it will need additional amounts of working capital to finance future losses from operations as it endeavors to build revenue and reach a profitable level of operations. The Company plans to obtain the additional working capital through the private placement sale of its equity and/or debt securities.

On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 to 9 months. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and unearned revenue, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include accounts receivables. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventory

Inventory consisting of raw materials and finished goods is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value have been determined to be impaired or whose future utility appears limited. For the years ended December 31, 2005, and 2004, the obsolescence reserve was $217,454 and $370,400 respectively.

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

Software Development Costs

Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins with the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications and certain external factors including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. Amortization of capitalized software development costs was $84,403 and $92,535 for the years ended December 31, 2005 and 2004, respectively. Impairment loss on capitalized software development costs was $116,794 for the year ended December 31, 2005, as described in Note 5 below.

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touchscreen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits and the fees are fixed or determinable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

The Company does not have any contractual obligations to provide post sale support of its products. The Company does provide such support on a case by case basis and the costs of providing such support are expensed as incurred.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No.

30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the year ended December 31, 2005, impairment loss on capitalized software development costs was $116,795 and impairment loss on obsolete Snap! tooling amounted to $86,330, as described in Note 5 below.

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. In 2004, the Company recorded a $100,000 Advances from customers liability relating to a one year licensing agreement. Accordingly, the Company recognized licensing revenue of $100,000 in 2005 and reduced the Advances from customers liability accordingly. As of December 31, 2005, Advances from customers relating to licensing fees amounted to $24,980.

Returns

The Company does not offer customers a contractual right to return products sold by the Company. The Company does accept product returns from time to time on a case by case basis. The Company recorded a Provision for Sales Returns of $150,000 in 2004 to reflect anticipated product returns in 2005. Product returns in 2005 were booked against this provision. The Company did not record any increase in the Provision for Sales Returns in 2005 because of the low level of product sales in 2005.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2005 and 2004:

                                                         2005           2004
                                                      -----------   -----------
            Net loss
               As reported                            $(3,239,557)  $(4,761,682)
            Compensation recognized under APB 25           95,639       173,665
            Compensation recognized under SFAS 123       (392,870)     (460,918)
                                                      -----------   -----------
                       Pro forma                      $(3,536,788)  $(5,048,935)
                                                      ===========   ===========

            Basic and diluted loss per common share
               As reported                            $     (0.28)  $     (0.52)
               Pro forma                              $     (0.30)  $     (0.56)

For 2005, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 7.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 106%; and a weighted average expected life of the options of 10 years.

For 2004, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 84%; and a weighted average expected life of the options of 10 years.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2005 and 2004 amounted to $0 and $30,658, respectively.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004 because the effect would have been anti-dilutive:

                                                            2005          2004
                                                         ---------     ---------

Shares to be issued upon conversion of bridge
                loans/ convertible notes                   500,012       223,627
Stock options issued to employees                        2,400,411     1,401,181
Warrants granted to consultants and finders                568,814       643,272
Warrants granted for financing                           1,866,523     1,333,066
                                                         ---------     ---------
                                                         5,335,760     3,601,146
                                                         =========     =========

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2005 and 2004, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

    1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

    2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

    3. Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.

    4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

    5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

NOTE 2 - RESTATEMENT

Subsequent to the issuance of the Company's financial statements as of and for the year ended December 31, 2004, as reported in the Company's Form 10-KSB filed on March 31, 2005, the Company decided to reaudit its financial condition and results of operations as of and for the year ending December 31, 2004. As a result, the Company has restated its financial statements as of and for the year ended December 31, 2004 as presented in this report to reflect the results of this reaudit.

Below is a comparative presentation of the balance sheet and income statement as of and for the year ended December 31, 2004 as restated in this report and as originally filed in the Company's report on Form 10-KSB filed on March 31, 2005.

                                                      PREVIOUSLY         RESTATED
                                                      REPORTED
                                                     ------------      ------------
                                                        As of December 31, 2004
Balance Sheet

      Cash and cash equivalents                        $     58,307          57,342

      Account receivable, net of allowance for
      doubtful accounts of $140,630 and
      $95,782, respectively                                 659,751         282,010

      Inventory, net of obsolescence reserve
      of $370,400 and $370,400, respectively                480,447         519,670

      Deposits - inventory                                  353,193         353,193

      Deposits - Sega Gameworks                             615,000         615,000

      Prepaid expenses and other current assets              72,890          50,391

TOTAL CURRENT ASSETS                                      2,239,588       1,877,606

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $400,478 and $400,478, respectively         151,450         150,956

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
accumulated amortization of $830,617 and
$826,370, respectively                                      225,289         201,197


TOTAL ASSETS                                           $  2,616,327       2,229,759

CURRENT LIABILITIES

      Accounts payable                                 $    821,996         824,617

      Accrued expenses                                      128,477         135,608

      Accrued payroll and related benefits                   80,420          80,420

      Due to related parties, net of discount
      of $0 and $20,000,
      respectively                                          417,139         467,139

      Bridge loan payable                                   615,000         615,000

      Convertible note payable, net of discounts
      of $206,253 and $36,905, respectively                 168,750         288,098

      Advance from Customers (Unearned
      Revenue as previously reported)                       100,000         100,000


TOTAL CURRENT LIABILITIES                                 2,331,781       2,510,882

TOTAL LONG TERM LIABILITIES                                      --              --

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock                                           10,736          10,616

      Additional paid-in capital                         20,814,442      21,064,324

      Accumulated deficit                               (20,540,633)    (21,532,993)

      Shares to be Issued                                        --         176,930
                                                       ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        284,545        (281,123)
                                                       ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  2,616,327       2,229,759
                                                       ============    ============





                                                        PREVIOUSLY       RESTATED
                                                        REPORTED
                                                       ------------    ------------
                                                          As of December 31, 2004

Statement of Operations

NET SALES                                              $  1,819,978       1,397,415

COST OF SALES                                             1,179,576       1,134,731
                                                       ------------    ------------

GROSS PROFIT                                                640,402         262,684
                                                       ------------    ------------
OPERATING EXPENSES

       Selling, general and administrative expenses       4,027,205       4,832,235

       Research and development                             355,315         351,332
                                                       ------------    ------------

TOTAL OPERATING EXPENSES                                  4,382,520       5,183,567
                                                       ------------    ------------
LOSS FROM OPERATIONS
                                                         (3,742,118)     (4,920,883)
                                                       ------------    ------------
OTHER INCOME (EXPENSE)

       Other income                                          22,593          22,593

       Debt discount expense                               (157,469)       (144,672)

       Nominal Stock Option Expense (restated
       as Selling, general and administrative
       expenses)                                           (221,236)             --

       Gain on settlement of debt                           397,256         358,295

       Interest expense                                     (65,226)        (73,892)
                                                       ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                (24,082)        162,324
                                                       ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES
                                                         (3,766,200)     (4,758,559)

PROVISION FOR INCOME TAXES                                    3,122           3,123
                                                       ------------    ------------
NET LOSS                                               $ (3,769,322)     (4,761,682)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $      (0.35)          (0.52)
                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - BASIC                               10,737,051       9,074,345

NOTE 3- INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of December 31, 2005 and 2004. During the twelve months ended December 31, 2005, obsolete inventory previously reserved for was written down by $485,351 and a corresponding reduction was made to the obsolescence reserve. The remaining inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve to $217,454 at December 31, 2005.

Inventory at December 31, 2005                                        $ 472,799
Less:  obsolescence reserve                                            (217,454)
                                                                      ---------
                                                                      $ 255,345
                                                                      =========

Inventory at December 31, 2004                                        $ 890,070
Less:  obsolescence reserve                                            (370,400)
                                                                      ---------
                                                                      $ 519,670
                                                                      =========

During the twelve months ended December 31, 2004, the Company marked inventory down to its realizable value, as reflected by an increase in the obsolescence reserve of $320,400 to $370,400 at December 31, 2004 from $50,000 at December 31, 2003.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2005 and December 31, 2004 consisted of the following:

                                                            2005         2004
                                                         ----------   ----------
          Computer equipment                             $ 169,285    $ 246,984
          Office furniture and equipment                    17,926       17,926
          Leasehold improvements                            84,849       84,849
          Machinery and equipment                           33,482      201,675
                                                         ----------   ----------
                                                           305,542      551,434
          Less accumulated depreciation                   (286,462)    (400,478)
                                                         ----------   ----------
                                                         $  19,080    $ 150,956
                                                         ==========   ==========

Depreciation expense for the years ended December 31, 2005 and 2004 was $42,679 and $71,631, respectively.

NOTE 5 - IMPAIRMENT OF PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE DEVELOPMENT COSTS

At December 31, 2005, Snap! tooling assets with a gross value of $159,517 were fully impaired. As s result the gross value of property and equipment was reduced by $159,517, accumulated depreciation was reduced by $73,187 and Impairment loss was increased by $86,330.

At December 31, 2005, remaining unamortized capitalized software development costs of $116,795 were fully impaired and written off to Impairment loss.

NOTE 6 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at December 31, 2005 consisted of the following:

Convertible Note payable to Mr. Bradley Rotter, a member of the Company's board of directors. This Convertible Note is due April 10, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000.
Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $40,000 to be amortized over the term of the note, 6 months. $20,000 of this discount as amortized in 2005.

Principal Amount                                                                        $ 200,000
Less Discount                                                                             (20,000)
                                                                                        ---------
                                                                                          180,000

Loan payable to the brother-in-law of the President and CEO issued on August 10,
2005, 6% interest, unsecured, due upon demand;                                             39,000

Loan payable to the wife of the President and CEO issued on various dates in
2004, 8% interest, unsecured, due upon demand;                                             20,500

Loan payable to the company's Vice President of Operations issued on various dates in 2004 and 2005, 8%
interest unsecured, due upon demand.                                                       60,500
                                                                                        ---------

Total                                                                                   $ 300,000

Due to related parties outstanding at December 31, 2004 consisted of the following:

Convertible note payable to Kevin McLeod, a director of the Company, issued on
December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common
stock at $1.75 per share.                                                               $  50,000

Loan payable to the Company's Vice President of Marketing issued on various dates in 2004, 12% interest
secured by inventory and receivables of the Company, due upon demand;                     243,139

Loan payable to the brother-in-law of the President and CEO issued on December
6, 2004, $5,000 interest, unsecured, principal payments and accrued interest due
upon payment by customer of invoice # 60284B December 15, 2004;                           117,000

Loan payable to the wife of the President and CEO issued on various dates in
2004, 8% interest
unsecured, due upon demand;                                                                47,000

Loan payable to the Company's Vice President of Operations issued on various dates in 2004, 8% interest
unsecured, due upon demand.                                                                10,000
                                                                                        ---------

Total                                                                                   $ 467,139
                                                                                        ---------

The convertible note payable to the director, together with accrued interest of $10,000, was converted into 200,000 shares of common stock in December 2005. The shares of common stock issuable upon this conversion were issued in January 2006 and, as a result, are reflected as Shares to be Issued on the balance sheet as of December 31, 2005.

The loan payable to the brother-in-law of the Company's CEO was fully repaid in 2005. In addition, $26,500 of the loan payable to the wife of the Company's CEO was repaid in 2005.

The loan payable to the Company's Vice President of Marketing was reclassified as Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. During 2005, the amount outstanding under this loan was reduced by $131,296.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

On March 12, 2002, the Company entered into a $150,000 convertible note. The note bears interest at 10%, was due on September 9, 2002 and was convertible into common stock at $1.58 per share. As a result of a lack of communication from the holder of this note, the note was not converted into common stock until May 24, 2005. On May 24, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest.

On May 14, 2003, the Company entered into a convertible promissory note in the amount of $125,000. The note bears interest at 8% per annum and was due on May 14, 2004. The note can be converted, at the option of the holder, to shares of the Company's common stock at $1.58 per share, the market value of the Company's common stock on the date of issuance. In addition to the convertible note payable, the lender was issued 79,211 warrants to purchase shares of the Company's common stock for $0.03 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this convertible note payable. The estimated value of the warrants of $124,995 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the convertible note payable of $125,000 was proportionately allocated to the convertible note payable and the warrants in the amount of $62,501 and $62,499, respectively. The amount allocated to the warrants of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The value of the convertible note payable was then allocated between the convertible note payable and the preferential conversion feature, which amounted to $2 and $62,499, respectively. The amount allocated to the preferential conversion feature of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable were to be amortized over the one year term of the convertible note payable. For the year ended December 31, 2003, $78,892 was amortized to expense. The note was converted by the holder on June 30, 2004 and all unamortized discounts were expensed at that time, resulting in amortization expense of $138,719 for the year ended December 31, 2004.

In addition, on May 19, 2004 the Company converted a prepaid license fee into a convertible promissory note in the amount of $125,000. The note is convertible at the option of the holder into the Company's common stock at $1.58 per share and, upon conversion, the holder was due to receive 79,211 warrants to purchase common stock at $0.03 per share. The holder immediately converted this note into 79,211 share of common stock. The Company recognized expense of $125,000 in connection with the issuance of the 79,211 warrants due to the holder upon conversion of this note.

During the fourth quarter of 2004, the Company issued four convertible promissory notes totaling $175,003. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share. The market value on the dates of issuance ranged from $2.00 - $2.55. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company determined the preferential conversion feature of the convertible promissory notes on the date of issuance to be equal to $42,859. The amount allocated to the preferential conversion feature of $42,859 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable will be amortized over the one year term of the convertible note payable. For the year ended December 31, 2005, $36,906 was amortized to expense and for the year ended December 31, 2004 $5,953 was amortized to expense. $75,003 in principal amount of the convertible notes plus accrued interest of $15,000 was converted into 300,012 shares of common stock in December 2005. The shares of common stock issuable upon this conversion were issued in January 2006 and, as a result, are reflected as Shares to be Issued on the balance sheet as of December 31, 2005.

Accrued interest of $20,000 was added to the principal amount of the remaining $100,000 convertible note and the maturity of the note was extended until March 2006. This note is reflected as Convertible Notes of $120,000 on the December 31, 2005 balance sheet. The Company also agreed to issue 50,000 shares of common stock to the holder of this note in exchange for the holder's extension of the maturity date. These shares have been recorded at fair value and are reflected as Shares to be Issued on the December 31, 2005 balance sheet. The note, plus accrued interest from November 24, 2005, was repaid in full in March 2006.

NOTE 8 - BRIDGE NOTES PAYABLE

Bridge notes payable outstanding at December 31, 2004 consisted of the following:

Loan payable issued on December 13, 8% interest unsecured, principal payments and accrued interest was due upon return of deposit held pursuant to the Company's participation in the auction of the assets of Sega Gameworks, LLC
held on December 15, 2004.                                                              $ 405,000

Loan payable issued on December 13, 8% interest unsecured, principal payments and accrued interest was due upon return of deposit held pursuant to the
Company's participation in the auction of the assets of Sega Gameworks, LLC held
on December 15, 2004.                                                                     200,000

Loan payable issued on December 13, 8% interest unsecured, principal payments and accrued interest was due upon return of deposit held pursuant to the
Company's participation in the auction of the assets of Sega Gameworks, LLC held
on December 15, 2004.                                                                      10,000

Total                                                                                   $ 615,000

Subsequent to the year ended December 31, 2004, these amounts were repaid in their entirety. As of December 31, 2005, there were no bridge notes payable.

NOTE 9 - LONG TERM CONVERTIBLE NOTES PAYABLE

Long term convertible notes payable outstanding at December 31, 2005 consisted of the following:

Convertible Note issued on September 8, 2005. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $20,000 to be amortized over the term of the note, 2 years. $3,333 of this discount as amortized in 2005.
                                                                                          $100,000
Principal Amount                                                                           (16,667)
Less Discount                                                                             $ 83,333


NOTE 10 - LONG TERM NOTES PAYABLE

Long term notes payable outstanding at December 31, 2005 consisted of the following:

Loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the
Company's Vice President of Marketing was reclassified from Due to Related
Parties to Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. Accrued interest of
$70,667 outstanding on this note as of December 31, 2005 is included under
accrued expenses on the balance sheet as of December 31, 2005.                            $111,844


NOTE 11 - STOCKHOLDERS' EQUITY

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

Common Stock

Unless otherwise indicated below, all common stock issuances were valued at the closing price of the common stock on the date of the relevant event or agreement.

During the year ended December 31, 2004, the Company:

    o Sold 719,521 shares of common stock for gross proceeds of $1,439,046 to 23 individual investors. The Company paid $190,866 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $3.50 per share valued at $443,039 in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

    o Issued 48,584 shares of common stock in payment of accrued payroll of $108,710.

    o Issued 117,500 shares of common stock in exchange for investor relation services valued at $303,125.

    o Issued 5,000 shares of common stock for public relations services valued at $10,000.

    o Issued 10,000 shares of common stock in exchange for the services of an employee valued at $25,000.

    o Issued 10,000 shares of common stock to a director in exchange for serving on our Board of Directors valued at $25,000.

    o Issued 75,000 shares of common stock for financial consulting services valued at $150,000.

    o Sold 890,992 shares of common stock for gross proceeds of $1,559,124 to 58 individual investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share. The warrants are immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a commission of $191,777 for services related to the sales of the Company's securities. In addition the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

During the year ended December 31, 2005, the Company:

    o Issued 159,464 shares of common stock for financial consulting services valued at $226,842.

    o Issued 313,251 shares of common stock in exchange for consulting services valued at $346,464.

    o Issued 10,941 shares of common stock in exchange for the services of an employee valued at $5,471.

    o Issued 8,968 shares on the exercise of employee stock options valued at $3,553.

    o Issued 40,000 shares of common stock in exchange for public relations services valued at $38,000.

    o Issued 450,000 shares of common stock in exchange for investor relations services valued at $466,500.

    o Issued 121,986 shares of common stock upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note payable issued in 2002.

    o Sold 100,000 shares of common stock for cash in a private placement for gross proceeds of $75,000.

    o Issued 40,000 shares as a financial penalty for failing to register common stock valued at $28,500.

    o Sold 533,458 shares of common stock for cash in a private placement for gross proceeds of $293,402.

Shares to be Issued

At December 31, 2004, Shares to be Issued consisted of:

    o 12,500 shares valued at $21,875 to be issued for financial consulting services rendered during 2004.

    o 21,039 shares valued at $21 still to be issued to original uWink-DE (now uWink California) shareholders in connection with the acquisition of uWink-DE (now uWink California).

    o 87,876 shares valued at $155,033 to be issued in connection with the company's capital raising transactions in 2004. These shares remained unissued at December 31, 2004 for ministerial reasons and 77,089 of these shares were issued in 2005.

  At December 31, 2005, Shares to be Issued consisted of:

    o    27,442 shares valued at $20,144 remaining unissued from 2004.

    o 500,012 shares valued at $150,003 on due on conversion of $125,003 principal amount of convertible notes plus accrued interest of $25,000.

    o 50,000 shares valued at $21,000 to be issued in consideration of the extension of the maturity date of a convertible note.

    o 150,000 shares valued at $48,000 to be issued as compensation to a former employee.

    o 115,000 shares valued at $65,550 to be issued for consulting services rendered during 2005.


NOTE 12 - STOCK OPTIONS AND WARRANTS

The Company assumed the uWink.com, Inc. 2000 Employee Stock Option Plan pursuant to its acquisition of uWink California. The 2000 Plan provides for the issuance of up to 681,218 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California) incentive and non-qualified stock options to employees, officers, directors and consultants of the Company. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant.

In 2004, the Company's Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant.

In 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant.

Transactions under the Plans during the years ended December 31, 2005 and 2004 are summarized as follows:

The following table summarizes the options outstanding:

                                                                     Weighted
                                                    Stock             Average
                                                   Option            Exercise
                                                    Plan               Price
                                                ----------         ------------
           Balance, December 31, 2003              613,413          $  0.96
               Granted                             888,208          $  2.36
               Exercised                           (58,775)         $  1.50
               Canceled                            (41,665)         $  1.61
                                                -----------
           Balance, December 31, 2004            1,401,181          $  1.81

               Granted                           1,645,000          $  0.44
               Exercised                           (19,010)         $  0.32
               Canceled                           (626,760)         $  1.83
                                                -----------
           Balance, December 31, 2005            2,400,411          $  0.88


           Exercisable at December 31, 2005        532,956          $  1.58
                                                ===========
The weighted average remaining contractual life of options outstanding issued under the plans is 9.0 year at December 31, 2005. The exercise price for the options outstanding under the plans at December 31, 2005 ranged from $0.32 to $4.73.

For options granted during the year ended December 31, 2002 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $1.58 and the weighted-average exercise price of such options was $0.32.

The Company recognized expense of $95,639 and $173,665 for the years ended December 31, 2005 and 2004, respectively, related to options that were granted where the exercise price was less than the stock price at the date of grant.

In addition, the Company recognized expense of $2,028 and $34,760 for the years ended December 31, 2005 and 2004, respectively, related to the cashless exercise of options by employees.

There were no options granted during the year ended December 31, 2003.

During the year ended December 31, 2004 the Company granted 33,944 options where the exercise price was less than the stock price at the date of grant. The exercise price of 23,944 of those options is $1.25 and the exercise price of 10,000 of those options is $1.38; the stock price on the date of grant was $1.45. The weighted average fair value of those options was $1.26. The Company recognized expense of $4,017 related to these options for the year ended December 31, 2004.

Warrants

The Company has issued warrants to consultants and finders for services rendered and in connection with raising capital and sold warrants to investors. The following table summarizes the warrants outstanding:


                                                                 Weighted-
                                                                  Average
                                                                  Exercise
                                                     Warrants      Price
                                                    ---------     --------

          Balance, December 31, 2003                  785,160     $  3.46
              Granted                               1,370,988     $  3.51
              Exercised                               (79,211)    $  0.03
              Canceled                               (100,599)    $  7.35
                                                    ---------
          Balance, December 31, 2004                1,976,338     $  3.48

              Granted                                 533,458     $  1.50
              Exercised                                    --     $    --
              Canceled                                (74,459)    $  1.83
                                                    ---------
          Balance, December 31, 2005                2,435,337     $  3.09
                                                    =========

          Exercisable at December 31, 2005          2,435,337     $  3.09
                                                    =========

The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 7.25% and 5.0%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 106% and 84%, for the years ended December 31, 2005 and 2004, respectively; and a weighted average expected life of the warrant of 5 and 5 years, respectively.

The weighted average remaining contractual life of warrants outstanding is 3.09 years at December 31, 2005. The exercise price for the warrants outstanding at December 31, 2005 ranged from $1.50 to $6.31.

During the year ended December 31, 2004, the Company issued 150,000 immediately exercisable 5-year warrants at exercise prices ranging between $5-$9 for financial consulting services rendered. The Company recognized expense in 2004 equal to the fair value of the warrants of $474,216.

NOTE 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:


         Deferred tax assets:

               Federal net operating loss                          $  6,051,055
               State net operating loss                               1,689,083
                                                                   ------------

               Total deferred tax assets                              7,740,138
               Less valuation allowance                              (7,740,138)
                                                                   ------------
                                                                   $         --
                                                                   ============

At December 31, 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $19,486,303 and $19,107,268, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2017 through 2012. State NOLs, if unused, could expire in varying amounts from 2006 through 2009.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

          Deferred tax assets:

               Federal net operating loss                          $  5,253,995
               State net operating loss                               1,461,751
                                                                   ------------

               Total deferred tax assets                              6,715,746
               Less valuation allowance                              (6,715,746)
                                                                   ------------
                                                                   $         --
                                                                   ============

At December 31, 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $16,914,678 and $16,535,643, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2016 through 2019. State NOLs, if unused, could expire in varying amounts from 2005 through 2008.


The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:


                                                        2005               2004
                                                      -------            -------
              Federal income tax rate                   (34%)              (34%)
              State tax, net of federal benefit          (6%)               (6%)
              Increase in valuation allowance            40%                40%
                                                      -------            -------
              Effective income tax rate                 0.0%               0.0%
                                                      =======            =======

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control rules under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of December 31, 2005 and 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

The Company's offices are located in Los Angeles, California and consist of 8,500 square feet of office and warehouse space leased at the rate of $10,200 per month. The term of this lease, which commenced May 1, 2005, is three years. The Company is currently attempting to sublease all or part of the space, and relocate to approximately 2,500 square feet. The Company incurred rent expense of $115,057 and $112,225 for the years ended December 31, 2005 and 2004, respectively.

NOTE 15 - SUBSEQUENT EVENTS

On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003, based on the closing price of the common stock on the date of the agreement, on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest.

On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The proceeds from the issuance of these shares were recorded net of the fair value of the warrants and the placement agent's commission and expenses. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109% , dividend yield of 0% and expected life of 3 years.

On March 3, 2006, Mr. Nimish Patel resigned from our Board of Directors.

On March 31, 2006, we issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005.

On March 31, 2006, we issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006.

On March 16, 2006, we repaid in cash a $120,000 convertible note, together with $7,000 in accrued interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2005, our board of directors approved the dismissal of Stonefield Josephson, Inc. as our independent public accountants and the selection of Kabani & Company, Inc. as their replacement.

Stonefiled Josephson's reports on our consolidated financial statements for the two fiscal years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles except that the reports were modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that we would continue as a going concern.

During the fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through July 27, 2005, there were no disagreements between us and Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Stonefield Josephson's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K. We provided Stonefield Josephson with a copy of the foregoing disclosures. A copy of Stonefield Josephson's letter, dated September 1, 2005, stating its agreement with such statements was filed as an exhibit to our current report on Form 8-KA dated September 9, 2005.

In addition, during our two fiscal years ended December 31, 2004 and 2003 and the subsequent interim periods, we did not consult with Kabani & Company with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

These changes in our independent accounting firm were reported on Form 8-K dated July 28, 2005. Our 2005 financial statements were audited by Kabani & Co. and our 2004 financial statements, originally audited by Stonefield Josephson, were reaudited by Kabani &Company.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's CEO concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective, as evidence by the following failures:

Failure to timely file the financial statements and proforma financial information in connection with our acquisition of uWink Calfornia. This filing was due on February 19, 2004 and was not made until May 18, 2004.

Failure to file a report on Form 8-K regarding our sale, on May 15, 2005, of 533,458 shares of common stock for cash to 6 investors for $293,402.

Failure to file a report on Form 8-K regarding the appointment of Bradley Rotter to our Board of Directors effect November 11, 2005. In October 2005, the Company received cash proceeds (net of transaction fees) of $195,000 from the issuance of a $200,000 Convertible Note to Mr. Bradley Rotter. This Convertible Note has a six month term, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59.

Changes in Internal Control Over Financial Reporting

The Company intends to address the ineffective controls and procedures, and to take appropriate action to correct the deficiencies identified. The Board of Directors is performing oversight of the implementation of enhancements and improvements to its internal controls.

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

ITEM 8B

On October 10, 2005, the Company received cash proceeds (net of transaction fees) of $195,000 from the issuance of a $200,000 Convertible Note to Mr. Bradley Rotter. This Convertible Note has a six month term, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59.

Effective as of November 11, 2005, Mr. Bradley Rotter was appointed as a member of our Board of Directors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of the Company's directors or executive officers. There is no arrangement or understanding any of the Company's directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Additionally, set forth below is certain information, as of March 31, 2006, concerning each of the directors and executive officers of the Company. Each of the individuals listed as a director below shall serve as a director of the Company until the Company's next annual meeting of shareholders and until their successors have been elected and qualified, or until their resignation, death or removal. Each of the individuals listed below as executive officers shall serve in such offices until removed by the Board of Directors, subject to applicable employment agreements.

                 Name              Age                  Position

           Nolan K. Bushnell       62       Chief Executive Officer, Chairman of
                                                 the Board of Directors

           Peter F. Wilkniss       40      Chief Financial Officer and Secretary

            Bruce P. Kelly         59                   Director

             Kevin McLeod          49                   Director

            Bradley Rotter         50                   Director

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

Mr. Wilkniss has been our Chief Financial Officer and Secretary since August 29, 2005. Mr. Wilkniss has over 12 years experience in operational and financial leadership in entrepreneurial technology-driven arenas. His areas of expertise include corporate finance and financial reporting, M&A, business development and strategic planning. From June 2004 to April 2005, Mr. Wilkniss was Chief Operating Officer of Juriscape, Inc., an early stage ecommerce company. From January 2003 to May 2004, Mr. Wilkniss was a private investor and business consultant. From 2000 to 2002, Mr. Wilkniss was Managing Director and CFO of the Helfant Group, Inc. (now Jefferies Execution Services, Inc.) subsidiary of Jefferies Group, Inc. (NYSE: JEF). From 1998 to 2000 Mr. Wilkniss was a corporate attorney at Wachtell, Lipton, Rosen & Katz. Mr. Wilkniss holds an MBA from Columbia Business School and a JD from Columbia Law School (with highest honors). He received his BA from the University of Virginia.

Mr. Kelly has been a director since December 4, 2004. Since 1998, Mr. Kelly has been President and CEO of Nolan Securities, a registered broker-dealer in securities and investment banking firm.

Mr. McLeod has been a director since March 2004. Since 1998, Mr. McLeod has been the Managing Director of Aircool Engineering, Ltd. of Somerset England. Aircool Engineering is one of the United Kingdom's largest mechanical and electrical contractors. Mr. McLeod is a native of New Zealand currently residing in London.

Mr. Rotter has been a director since November 11, 2005. From 1988 to the present Mr. Rotter has served as Managing Member of the Echelon Group, a private specialty finance company. From 2003 to 2004 Mr. Rotter was Chief Executive Officer of MR3 Systems, Inc. (OTCBB: MRMR). From 1985 to 2004, Mr. Rotter served as President of Presage Corporation, a private investment company. From 1993 to 2003, Mr. Rotter was Chairman of Point West Capital Corporation (OTCBB: PWCC). Mr. Rotter currently serves on the boards of directors of Sequella, Inc., AirPatrol Corporation and Authentisure, all private companies.

SIGNIFICANT EMPLOYEES AND CONSULTANTS


                 Name              Age                  Position

            John S. Kaufman         44     Director of Restaurant Operations

              Paul Dumais           42         Chief Technology Officer


Mr. Kaufman is currently acting as Director of Restaurant Operations on a consulting basis. Mr. Kaufman has over 20 years of restaurant experience, specializing in operations. For the past 4 years, Mr. Kaufman has been principal of JSK Management, LLC, a restaurant operations and strategic planning consultancy. From 1999 to 2002, Mr. Kaufman was principal of Concepts Etc., Inc., a restaurant management and consultancy specializing in join ventures, franchise and operating contracts with new and existing restaurants. From 1996 to 1998, Mr. Kaufman was president and chief operation officer of Koo Ko Roo, Inc., where he was responsible for reversing company losses into gains, opening 34 new locations in multiple states, and assisted in a merger with Family Restaurants. From 1995 to 1996, Mr. Kaufman was chief operating officer of Rosti, where he helped develop the prototype restaurant concept, participated in raising $5,000,000 for expansion, and managed the opening of three new restaurants in the Los Angeles market. In 1986, Mr. Kaufman joined California Pizza Kitchen, where he stayed until 1994, as he helped build the company from a single location to more than 68 locations. At California Pizza Kitchen, Mr. Kaufman eventually supervised more than 3,000 employees including 250 managers and 12 area supervisors and two regional vice-presidents of operations.


Mr. Dumais became our Chief Technology Officer on October 1, 2005. Mr. Dumais has over 19 years experience as a software developer and systems architect, specializing in the integration of technology and entertainment. For the past 8 years, Mr. Dumais has been CEO of Moose Factory, Inc., a private technology development and investment firm focused on new media and the Internet. From 2004 to 2005, Mr. Dumais also served as Chief Executive Officer of Supernation, LLC and Chief Technology Officer of Superdudes, LLC, privately held online social gaming companies. Prior to founding Moose Factory, Mr. Dumais was a Senior Software Engineer and Project Leader at Apple Computer, where, in their Interactive Marketing Group, he oversaw Apple's entire webcasting efforts and website development. As the founder of Moose Factory, Mr. Dumais has developed technology solutions for Comedy Central, Nike, Endeavor Agency, Filmbazaar, LegalZoom and Intermix, among others.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert, as defined under Section 228.401, because we do not have an audit committee and we are not required to have an audit committee because we are not a listed security as defined in
Section 240.10A-3.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer of our company, or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and representations to us that no other reports were required, the following directors and executive officers were late or deficient with respect to the following filings under Section 16(a) during the years ended December 31, 2004 and December 31, 2005 and to date in 2006:

Mr. Bushnell failed to file form 4's with respect the grants to him of: (1) 150,000 options to purchase common stock at $2.64 per share on July 15, 2004;
(2) 10,000 options to purchase common stock at $1.60 per share on December 16, 2004; and (3) 10,000 options to purchase common stock at $1.38 on December 31, 2004.

Mr. McLeod failed to file a form 3 with respect to his appointment to our board of directors. In addition, Mr. McLeod failed to file form 4's with respect to his acquisition of (1) 199,961 shares of common stock on March 5, 2004; (2) 49,986 shares of common stock on October 1, 2004; (3) 333,333 shares of common stock on March 3, 2006; (4) warrants to acquire 49,987 shares of common stock at an exercise price of $3.50 on October 1, 2004; and (5) warrants to acquire 166,667 shares of common stock at an exercise price of $0.345 on March 3, 2006. In addition, Mr. McLeod failed to file a form 4 with respect to the granting to him of options to purchase 100,000 shares of common stock at $0.36 on July 25, 2005.

Mr. Rotter failed to timely file a form 3 with respect to his appointment to our board of directors and the granting to him of options to purchase 100,000 shares of common stock at $0.45 on November 11, 2005.

Mr. Wilkniss failed to timely file a form 3 with respect to his appointment as our Chief Financial Officer and the granting to him of options to purchase 200,000 shares of common stock at $0.43 per share on August 29, 2005.

CODE OF ETHICS

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 12536 Beatrice Street, Los Angeles, California 90066.

ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the total compensation earned by the our CEO and other named executive officers (as defined by the SEC) for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003.


                          Annual Compensation                                         Long-Term
                                                                                     Compensation
                      ----------------------------------------------------------------------------

                                                                     Other            Securities
                                                                     Awards           Underlying
    Name and Position      Year     Salary ($)     Bonus ($)    Compensation ($)   Options/SARs (#)
---------------------------------------------------------------------------------------------------
Nolan K. Bushnell (1)(2)   2005        $9,000         -0-             -0-             -0-
President and CEO          2004      $156,535         -0-             -0-             170,000
                           2003      $159,773         -0-             -0-             -0-
________________

(1) Mr. Bushnell became our President and CEO on December 4, 2003 immediately following our acquisition of uWink California. Prior to becoming an executive officer of our company, Mr. Bushnell was President and CEO of uWink California. Compensation reported for 2003 relates to uWink California.

(2) As consideration for services rendered in 2003, uWink California's board of directors granted Mr. Bushnell common stock with a fair market value (as determined by their board of directors) of $50,000.
          In connection with our acquisition of uWink California, these shares were transferred to us in exchange for 158,423 shares of our common stock.


                                  OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS

-------------------------------------------------------------------------------------------------------------------
            NAME             NUMBER OF SECURITIES       % OF TOTAL OPTIONS     EXERCISE OR BASE    EXPIRATION DATE
                              UNDERLYING OPTIONS       GRANTED TO EMPLOYEES      PRICE($/SH)
                           GRANTED IN FISCAL YEAR
------------------------- -------------------------- ------------------------ ------------------ ------------------
Peter F. Wilkniss                200,000                       12%                 $0.43              8/29/15

Peter F. Wilkniss                200,000                       12%                 $0.57              9/15/15

DIRECTOR COMPENSATION

On July 25, 2005, Mr. McLeod was granted options to purchase 100,000 shares of common stock at $0.36 per share. On November 11, 2005, Mr. Rotter was granted options to purchase 100,000 shares of common stock at $0.45 per share. We do not currently have any standard or annual arrangements regarding director compensation. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings.

EMPLOYMENT AND MATERIAL CONSULTING AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENT WITH NOLAN K. BUSHNELL

On March 3, 2006, we entered into an employment agreement with our Chairman and Chief Executive Officer, Nolan Bushnell. Prior to March 3, 2006, the Company did not have an employment agreement with Mr. Bushnell.

Pursuant to the terms of Mr. Bushnell's employment agreement, the Company will pay Mr. Bushnell an initial base salary of $120,000. Mr. Bushnell will also be eligible to participate in a bonus program to be established by the board of directors.

Mr. Bushnell will be granted options to purchase 500,000 shares of Company common stock at an exercise price of $0.33 per share. These options will vest over a 3-year period.

Mr. Bushnell's employment is at will. Mr. Bushnell's employment agreement may be terminated by either party with or without cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by the Company without Cause or by Mr. Bushnell for Good Reason, Mr. Bushnell will be entitled to receive a severance payment equal to 12 months base salary, a pro rata portion of his annual bonus, immediate vesting of all stock options, and payment of any COBRA amount due for the provision of any and all health benefits provided to him and his family immediately prior to his termination for a period of up to 18 months.

"Cause" is defined as (i) an action or omission which constitutes a material breach of, or material failure or refusal to perform his duties, (ii) fraud, embezzlement or misappropriation of funds, or (iii) a conviction of any crime which involves dishonesty or a breach of trust or involves the Company or its executives.

"Good Reason" is defined as (i) a reduction by the Company in Mr. Bushnell's base salary to a rate less than the initial base salary rate; (ii) a change in the eligibility requirements or performance criteria under any employee benefit plan or incentive compensation arrangement under which Mr. Bushnell is covered, and which materially adversely affects Mr. Bushnell; (iii) the Company requiring Mr. Bushnell to be based anywhere other than the Company's headquarters or the relocation of Company's headquarters more than 20 miles from its location, except for required travel on the Company's business; (iv) the assignment to Mr. Bushnell of any duties or responsibilities which are materially inconsistent with his status or position as a member of the Company's executive management group; or (v) Mr. Bushnell's good faith and reasonable determination, after consultation with nationally-recognized counsel, that he is being unduly pressured or required by the board of directors or a senior executive of the Company to directly or indirectly engage in criminal activity.

EMPLOYMENT AGREEMENT WITH PETER F. WILKNISS

On August 29, 2005, we entered into an employment agreement with our Chief Financial Officer, Peter Wilkniss. Pursuant to the terms of Mr. Wilkniss' employment agreement, the Company will pay Mr. Wilkniss an initial base salary of $150,000. Mr. Wilkniss will also be eligible for an annual bonus of up to 33% of his base salary upon successfully achieving certain goals as specified by Company management. Up to $50,000 of any annual bonus payable to Mr. Wilkniss may be paid in shares of Company common stock in lieu of cash, at the option of the Company. Mr. Wilkniss will be eligible for a pro-rated bonus for 2005 based on the number of days actually worked in 2005.

Mr. Wilkniss was granted options to purchase 200,000 shares of Company common stock at an exercise price of $0.43 and options to purchase an additional 200,000 shares of Company common stock at an exercise price equal to the closing price of the Company's common stock on September 9, 2005. These options will vest over a 3-year period.

Mr. Wilkniss' employment is at will. Mr. Wilkniss' employment agreement may be terminated by either party with or without cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by the Company without Cause or by Mr. Wilkniss for Good Reason, Mr. Wilkniss will be entitled to receive a severance payment equal to one month of base salary for every 2 months worked, up to a maximum of 12 months' base salary, as well as a pro rata portion of the annual bonus for the year of termination. A pro rata portion of stock options for the year terminated shall also vest upon such termination.

"Cause" is defined as (i) an action or omission which constitutes a material breach of, or material failure or refusal to perform his duties, (ii) fraud, embezzlement or misappropriation of funds, or (iii) a conviction of any crime which involves dishonesty or a breach of trust or involves the Company or its executives.

"Good Reason" is defined as (i) a reduction by the Company in Mr. Wilkniss' base salary to a rate less than the initial base salary rate; (ii) a change in the eligibility requirements or performance criteria under any employee benefit plan or incentive compensation arrangement under which Mr. Wilkniss is covered, and which materially adversely affects Mr. Wilkniss; (iii) the Company requiring Mr. Wilkniss to be based anywhere other than the Company's headquarters or the relocation of Company's headquarters more than 20 miles from its location, except for required travel on the Company's business; (iv) the assignment to Mr. Wilkniss of any duties or responsibilities which are materially inconsistent with his status or position as a member of the Company's executive management group; or (v) Mr. Wilkniss' good faith and reasonable determination, after consultation with nationally-recognized counsel, that he is being unduly pressured or required by the board of directors or a senior executive of the Company to directly or indirectly engage in criminal activity.

CONSULTING AGREEMENT WITH JOHN S. KAUFMAN

We currently employ our Director of Restaurant Operations, John S. Kaufman, on a consulting basis. Under a consulting agreement with Mr. Kaufman's company, JSK Management, dated February 17, 2006, we pay JSK Management at a rate of $250 per hour, up to half of which is payable in common stock at the option of the Company, plus reimbursement of reasonable out of pocket expenses. The agreement has an initial term of 6 months and is terminable by either party on 30 days notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect of security through any contract, arrangement, understanding, or relationship or otherwise, subject to community property laws where applicable.

As of March 31, 2006, the Company had a total of 18,140,300 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of March 31, 2006; (a) the names of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and
(b) the names of each director and executive officer, the number of shares of common stock beneficially owned and the percentage of the Company's common stock so owned, by each such person, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

NAME AND ADDRESS OF
BENEFICIAL OWNER*                       NUMBER OF SHARES      PERCENT OF CLASS
--------------------------------------------------------------------------------
Nolan K. Bushnell (1) (2)                  1,957,490               10.6%

Peter Wilkniss (1)(3)                        244,444                1.3%

Kevin McLeod (4) (5)                       1,027,713                5.5%

Tallac Corp.(6)(7)                         2,634,100               13.7%

Bradley Rotter (1) (8)                        16,667                 **

Bruce Kelly (1)                              130,000                 **


All officers and directors as a group      3,376,314               17.9%
(5 persons)

------------------------------------------------------
* Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of options or warrants or other convertible securities.

**Less than one percent

(1)     Address is 12536 Beatrice Street, Los Angeles, California 90066.
(2) Includes 1,557,448 shares held by the Bushnell Living Trust, 177,434 shares held by the Nolan K. Bushnell Insurance Trust, 101,112 shares issuable upon exercise of stock options held by Mr. Bushnell, and 121,496 shares issuable upon exercise of stock options held by Nancy Bushnell, wife of Mr. Bushnell.
(3) Includes 100,000 shares held by Mr. Wilkniss, 50,000 shares issuable upon exercise of warrants held by Mr. Wilkniss, and 94,444 shares issuable upon exercise of stock options held by Mr. Wilkniss.
(4)     Address is Aneurin House, Astonbury Farm, Aston Herts SG2 7EG United
        Kingdom
(5) Includes 783,281 shares held by Mr. McLeod, 216,654 shares issuable upon exercise of warrants held by Mr. McLeod, and 27,778 shares issuable upon exercise of stock options held by Mr. McLeod .
(6)     Address is 555 Montgomery St. #603, San Francisco, CA 94111.
(7) Includes 1,800,767 shares held by Tallac Corp. and 833,333 shares issuable upon exercise of a warrant held Tallac Corporation.
(8) Includes 16,667 shares issuable upon exercise of stock options held by Mr. Rotter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At various dates throughout 2004, S. Raymond Hibarger, Vice President of Marketing, extended amounts under a promissory note totaling $243,139, to fund the production of Snap! units in China. The note bears interest at 12% and is secured by all inventory and receivables of the Company. The note was reclassified as Notes Payable on the December 31, 2005 balance sheet following the termination of Mr. Hibarger's employment with the Company. During 2005, the amount outstanding under this loan was reduced by $131,296.

In December 2004, Mr. Dennis Nino, the brother-in-law of our CEO, Nolan Bushnell, loaned the Company $117,000 related to the manufacture of Snap! units in China. In consideration for the extension of the note Mr. Nino will be compensated $5,000 upon final payment of the note. The note is due upon receipt of full and final payment from Medalist Japan of invoice number 60248B. This note was fully repaid in 2005.

On April 19, 2005, Mr. Nino extended an additional $39,000 to be used for operations. This loan bears interest at 6% and is due on demand.

At various dates in 2004, Nancy Bushnell, the wife of our CEO, Nolan Bushnell, extended loans under a promissory note totaling $47,000 to be used for operations. This note bears interest at 8% and is due on demand. $26,500 of this note was repaid in 2005.

At various dates in 2004 and 2005, Dan Lindquist, Vice President of Operations, extended loans under a promissory note totaling $60,500 at December 31, 2005, to be used for operations. The note bears interest at 8% and is due on demand.

On December 6, 2004, the Company issued a convertible note to Mr. Kevin McLeod, a director of the Company, in the amount of $50,000. The proceeds of this note were used to fund operations. The note accrued interest at 20%. The principal amount of the note, together with accrued interest of $10,000, was converted into 200,000 shares of common stock in December 2005, with the shares due on conversion being issued on January 10, 2006.

On October 10, 2005, the Company issued a convertible note payable to Mr. Bradley Rotter, a member of the Company's board of directors. The proceeds of this note were used to fund operations. This note is due April 10, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible
Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59.

On March 31, 2006, we issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005.

As described more full in Description of Properties above, effective as of April 10, 2006, we secured an approximately 10 year lease on the planned location for our first uWink Bistro in Woodland Hills, California. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, the Company, Mr. Bushnell and Promenade LP entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to the Company (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell become obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

ITEM 13. EXHIBITS.

Index to Exhibits

Exhibit No.

2.1 Securities Purchase Agreement and Plan of Reorganization among Prologue, uWink, Inc. and the stockholders of uWink listed on the signature pages thereto, dated as of November 21, 2003 (incorporated by reference to the Company's Current Report on Form 8-K filed December 18, 2003).

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-KSB for the Year ended December 31, 2003).

3.2 Restated Bylaws of the Company (incorporated by reference to the Company's Annual Report on Form 10-QSB for the Quarter ended June 30,
          2004).

4.1 Form of uWink, Inc. Warrant, dated March 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

4.2       Form of uWink, Inc. Warrant, dated May 15, 2005.*

4.3       Form of uWink, Inc. Warrant, dated 2004.*

4.4       Convertible Promissory Note, dated September 8, 2005.*

4.5       Convertible Promissory Note, dated October 10, 2005.*

4.6 Promissory Note in favor of S. Raymond and Victoria Hibarger and related Financing Agreement, dated July 23, 2001, as amended as of February 15, 2006. *

4.7       Form of Convertible Promissory Note, dated November 2004.*

4.8 Line of Credit between the Company and Nancy Bushnell dated December 23, 2004.*

4.9       Line of Credit between the Company and Dan Lindquist dated December
          23, 2004.*

4.10      Demand Note, dated August 10, 2005, in favor of Dennis Nino.*

10.1 2005 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on September 15, 2005).

10.2      2004 Stock Incentive Plan.*

10.3      2000 Stock Incentive Plan.*

10.4 Employment Agreement between the Company and Nolan Bushnell (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.5 Employment Agreement between the Company and Peter F. Wilkniss (incorporated by reference to the Company's Current Report on Form 10-QSB for the Quarter ended September 30, 2005).

10.6      Consulting Agreement between the Company and JSK Management.*

10.7 Lease Agreement between the Company and Patco Properties, L.P., dated April 21, 2005.*

10.8 Lease Agreement between Nolan Bushnell and Promenade LP, dated February 3, 2006*

10.9 Assignment, Assumption and Consent Agreement among Nolan Bushnell, the Company and Promenade LP, dated April 10, 2006.*

10.10 Letter Agreement between the Company and Nolan Bushnell, dated April 10, 2006. *

14.1      uWink, Inc. Code of Ethics.*

16.1 Letter from Stonefield Josephson, Inc., dated September 1, 2005 (incorporated by reference to the Company's Current Report on Form 8-K filed September 9, 2005).

21.1      Subsidiaries of uWink, Inc.*

23.1      Consent of Kabani & Company, Inc.*

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1      Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive
          Officer.*

32.2      Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial
          Officer.*

*Filed herewith.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kabani & Company, Inc., is our independent auditor. Kabani & Company audited our financial statements for the fiscal year ended December 31, 2005 and reaudited our financial statements for the fiscal year ended December 31, 2004 presented in this report. Stonefield Josephson audited our financial statements for the fiscal years ended December 31, 2004 and 2003 and. We replaced Stonefield Josephson with Kabani & Company effective July 27, 2005 as reported by us on Form 8-K dated July 28, 2005.

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered to us by Kabani & Company for our 2005 audit, the reaudit of our 2004 financial statements and reviews of our interim statements for the quarters ended June 30, 2005 and September 30, 2005 were as follows:


Services Provided                2005          2004
-----------------                ----          ----
Audit Fees...............     $ 39,500       $  32,500 (reaudit of 2004)
Audit Related Fees.....       $ -            $  -
Tax Fees...............       $ -            $  -
All Other Fees.........       $ -            $  -
Total..................       $ 39,500       $  32,500


Aggregate fees for professional services rendered to us by Stonefield Josephson for the audit of our financials statements for the fiscal year ended December 31, 2004 and reviews of our interim statements included in our quarterly reports for 2004 and the quarter ended March 31, 2005 were as follows:


Services Provided                2005          2004
-----------------                ----          ----
Audit Fees...............     $ 19,877       $  81,032
Audit Related Fees.....       $ -            $  -
Tax Fees...............       $ -            $  -
All Other Fees.........       $ 1,740        $  10,893
Total..................       $ 21,617       $  91,872



AUDIT FEES. The aggregate fees billed for the years ended December 31, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2005 and 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

TAX FEES. There were no fees billed for the years ended December 31, 2005 and 2004 for professional services by Kabani & Company or Stonefield Josephson for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Fees were billed for services related to the review of documents prepared by us which incorporated the audited financial statements for the year ended December 31, 2004 prepared by Stonefield Josephson.

PRE-APPROVAL POLICIES AND PROCEDURES. We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves both the type of services to be provided by our auditors and the estimated fees related to these services. The percentage of services set forth in the table above that were approved by our board of directors was 100%

                                   SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     uWINK, INC.

Dated April 17, 2006                 By: /s/ Nolan K. Bushnell
                                         ---------------------------------------
                                     Nolan K. Bushnell
                                     President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                Title                                   Date
--------------------------------------------------------------------------------

/s/ Nolan K. Bushnell     President, Chief Executive Officer      April 17, 2006
-----------------------
Nolan K. Bushnell

/s/ Peter F. Wilkniss     Chief Financial Officer and Secretary   April 17, 2006
-----------------------
Peter F. Wilkniss

/s/ Bruce P. Kelly        Director                                April 17, 2006
-----------------------
Bruce P. Kelly

/s/ Bradley N. Rotter     Director                                April 17, 2006
-----------------------
Bradley N. Rotter

/s/ Kevin McLeod          Director                                April 17, 2006
-----------------------
Kevin McLeod