Form 10QSB
period 2006-03-31
uWink, Inc.
filed 2006-05-15
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of May 10, 2006 was 18,140,300.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2006 (unaudited)       2

           Consolidated Statements of Operations for the three
           months ended March 31, 2006 and 2005 (unaudited)                  3

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2006 and 2005 (unaudited)                         4

           Notes to Consolidated Financial Statements (unaudited)            5

Item 2.    Management's Discussion and Analysis or Plan of Operations       19

Item 3.    Controls and Procedures                                          27

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 6.    Exhibits                                                         29

SIGNATURES                                                                  29

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                 March 31,
                                                                                   2006
                                                                               ------------
                                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $  1,065,201
     Account receivable, net of allowance for doubtful accounts of $62,873            9,354
     Inventory, net of obsolescence reserve of $195,339                             224,167
     Advance to supplier                                                             66,398
     Prepaid expenses and other current assets                                       57,794
                                                                               ------------
TOTAL CURRENT ASSETS                                                              1,422,913
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $289,125                                                       21,417

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $910,773                                                --
                                                                               ------------
                                                                               $  1,444,330
                                                                               ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $    833,093
     Accrued expenses                                                               184,249
     Accrued payroll and related benefits                                           170,148
     Due to related parties                                                         323,000
     Advances from Customers                                                         24,980
     Note Payable                                                                   111,844
                                                                               ------------
TOTAL CURRENT LIABILITIES                                                         1,647,314
                                                                               ------------

     Convertible note payable, net of discount of $14,167                            85,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 18,140,300 shares issued and outstanding                         18,146
     Additional paid-in capital                                                  24,791,621
     Accumulated deficit                                                        (25,178,436)
     Shares to be issued                                                             79,852
                                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                                        (288,817)
                                                                               ------------
                                                                               $  1,444,330
                                                                               ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                        2







                              UWINK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED
                                                       ------------------------------
                                                        MARCH 31,        *MARCH 31,
                                                          2006              2005
                                                       ------------      ------------

NET SALES                                              $     50,347      $    243,221

COST OF SALES                                                34,168           186,124
                                                       ------------      ------------
GROSS PROFIT                                                 16,179            57,097
                                                       ------------      ------------

OPERATING EXPENSES
      Selling, general and administrative expenses          285,292         1,145,781
                                                       ------------      ------------

LOSS FROM OPERATIONS                                       (269,113)       (1,088,684)

OTHER INCOME (EXPENSE)
      Other income                                               --               267
      Debt discount expense                                 (22,500)          (56,251)
      Nominal stock option expense                         (110,034)           43,305
      Gain on settlement of debt                                676             9,727
      Interest expense                                       (7,924)          (70,400)
                                                       ------------      ------------
TOTAL OTHER EXPENSES                                       (139,782)          (73,352)
                                                       ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (408,895)       (1,162,036)

PROVISION FOR INCOME TAXES                                       --                --
                                                       ------------      ------------

NET LOSS                                                   (408,895)       (1,162,036)
                                                       ------------      ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS             $   (408,895)     $ (1,162,036)
                                                       ============      ============

NET LOSS PER COMMON SHARE - BASIC & DILUTED            $      (0.02)     $      (0.10)
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                                24,832,670        11,035,872
                                                       ============      ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three months ended March 31, 2005.

                                          3







                                    UWINK, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                       THREE MONTH PERIODS ENDED
                                                                     ----------------------------
                                                                       MARCH 31,       *MARCH 31,
                                                                         2006             2005
                                                                     -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                             (408,895)     $(1,162,036)
   Adjustment to reconcile net loss to net cash
     Provided by (used in) operating activities:
       Amortization of debt discount on convertible note payable          24,000           56,251
       Nominal Stock Option Expense                                      110,034               --
       Depreciation and amortization expense                               2,663           35,905
       Bad debt allowance                                                (13,120)         128,596
       Issuance of common stock for services                                  --          624,434
       Shares to be issued for expense incurred                           11,708               --
       Inventory obsolescence reserve                                    (22,116)              --
   Changes in operating assets and liabilities:
     Accounts receivable                                                   3,766          417,179
     Inventory                                                            53,294               --
     Deposits - inventory                                                     --           33,023
     Deposits - Gameworks                                                     --          615,000
     Deposits                                                              5,000           22,500
     Prepaid expenses and other current assets                           (21,251)          34,977
     Accounts payable                                                    (69,397)          87,974
     Accrued expenses                                                    (10,897)         (25,290)
     Accrued payroll and related benefits                                 80,551          (58,776)
     Advances from Customers                                                  --          (25,000)
                                                                     -----------      -----------
Net cash provided by (used in) operating activities                     (254,660)         784,737
                                                                     -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                     (5,000)              --
                                                                     -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Payment of note payable                                              (120,000)              --
   Proceeds from (payments of) advances from related parties,              3,000         (764,156)
   Proceeds from issuance of common stock                              1,500,000           75,000
   Payment of offering costs                                             (81,898)               0
                                                                     -----------      -----------
Net cash provided by (used in) financing activities                    1,301,102         (689,156)
                                                                     -----------      -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    1,041,442           95,581

CASH AND CASH EQUIVALENTS, Beginning of period                            23,759           58,307
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                               1,065,201      $   153,888
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                           1,778      $    70,400
                                                                     ===========      ===========
   Income taxes paid                                                          --      $        --
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of debt into 305,555 shares of common stock                     --      $   192,500
                                                                     ===========      ===========
   Issuance of common stock for accrued salaries                              --      $    13,750
                                                                     ===========      ===========
   Issuance of common stock for services                                      --      $   624,434
                                                                     ===========      ===========
   Deferred compensation paid in capital stock                                --      $   178,242
                                                                     ===========      ===========

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three months ended March 31, 2005.


                                                4

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $408,895 for the three months ended March 31, 2006, and as of March 31, 2006, the Company had an accumulated deficit of $25,178,436. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 3 to 6 months because, as discussed below, after funding the build out of our prototype restaurant, we do not expect to have sufficient funds remaining to fund our corporate overhead and expenses and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits and the fees are fixed or determinable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of March 31, 2006, advances from customers relating to licensing fees amounted to $24,980.

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


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005 because the effect would have been anti-dilutive:

                                                                           2006           2005
                                                                        ----------     ----------
              Shares to be issued upon conversion
               of convertible note                                              --        225,003
              Stock options issued to employees                          2,264,732      1,197,510
              Stock options issued to consultants and others                    --         28,515
              Warrants issued to consultants and finders                   335,398        213,682
              Warrants issued for financing                              5,049,939      1,507,923
                                                                        ----------     ----------
                                                                         7,650,069      3,172,633
                                                                        ==========     ==========


NOTE 3 - ACCOUNTS RECEIVABLE

During the three months ended March 31, 2006, gross receivables previously reserved for were written down by $13,120 and a corresponding reduction was made to the allowance for doubtful accounts.

Accounts Receivable at March 31, 2006                                $   72,227
Less:  allowance for doubtful accounts                                  (62,873)
                                                                     ----------
                                                                     $    9,354
                                                                     ==========
NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of March 31, 2006, determined on a first in first out basis.

Inventory at March 31, 2006                                          $  419,506
Less: obsolescence reserve                                             (195,339)
                                                                     ----------
                                                                     $  224,167
                                                                     ==========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006, consists of the following:

                  Computer equipment and related software             $ 169,285
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                33,482
                  Construction In Progress                                5,000
                                                                      ----------
                                                                        310,542
                  Less accumulated depreciation and amortization       (289,125)
                                                                      ----------
                                                                      $  21,417
                                                                      ==========

NOTE 6 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2006, the Company had cash and cash equivalent balances totaling $902,199 in financial institutions, which were in excess of federally insured amounts.

NOTE 7 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at March 31, 2006 consisted of the following:

Convertible Note payable to Mr. Bradley Rotter, a member of the Company's board of directors. This Convertible Note is due April 10, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $40,000 to be amortized over the term of the note, 6 months. The discount of $40,000 is fully amortized as of March 31, 2006. (See Note 15 for extension of note).

Principal Amount                                                                        $ 200,000

Loan payable to the brother-in-law of the President and CEO issued on August 10,
2005, 6% interest, unsecured, due upon demand                                              39,000

Loan payable to the wife of the President and CEO issued on various dates in
2004 and 2005, 8% interest, unsecured, due upon demand                                     23,500

Loan payable to the Company's Vice President of Operations issued on various
dates in 2004 and 2005, 8% interest unsecured, due upon demand                             60,500
                                                                                        ---------
Total                                                                                   $ 323,000
                                                                                        =========

NOTE 8 - NOTES PAYABLE

Notes payable outstanding at March 31, 2006 consisted of the following:

Loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the
Company's Vice President of Marketing was reclassified from Due to Related
Parties to Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. Accrued interest of
$76,198 outstanding on this note as of March 31, 2006 is included under
accrued expenses on the balance sheet as of March 31, 2006.                             $ 111,844
                                                                                        =========

On March 16, 2006, we repaid a $120,000 convertible note together with $7,000 of accrued interest.


NOTE 9 - LONG TERM CONVERTIBLE NOTES PAYABLE

Long term convertible notes payable outstanding at March 31, 2006 consisted of the following:

Convertible Note issued on September 8, 2005. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $20,000 to be amortized over the term of the note, 2 years. $5,833 of this discount is amortized as of March 31, 2006.

Principal Amount                                                                        $ 100,000
Less Discount                                                                             (14,167)
                                                                                        ---------
                                                                                        $  85,833
                                                                                        =========


NOTE 10 - EQUITY

Preferred Stock of uWink

The Company has authorized 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to establish, from the authorized shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series. Without limiting the authority of the Board of Directors granted hereby, each such class or series of Preferred Stock shall have such voting powers (full or limited or no voting powers), such preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. Fully-paid stock of the Company shall not be liable to any further call or assessment.

Common Stock

During the three-month period ended March 31, 2006, the Company:

Issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest. These shares were part of shares to be issued as of December 31, 2005.

Sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

Issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005. These shares were part of shares to be issued as of December 31, 2005.

Issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006. These shares were part of shares to be issued as of December 31, 2005.

NOTE 11 - STOCK BASED COMPENSATION

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first quarter of 2006 includes compensation expense for all stock-based compensation awards vested during the three-month period ended March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. There were 2,264,732 stock-based compensation awards outstanding as of March 31, 2006. During the quarter ended March 31, 2006, the Company granted 400,000 stock options vested over a period of three years.

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company's employee stock option and purchase plans.

IMPACT OF ADOPTION OF SFAS NO. 123-R IN Q1 2006
Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $110,034, or $0.0 per basic and diluted share in the first quarter of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $107,747 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first quarter of 2005, the Company recorded $45,333 as the stock based compensation expense.

                                                                        2005
                                                                   ------------
             Net loss as reported                                  $(1,162,036)
             Compensation recognized under APB 25                       45,333
             Compensation recognized under SFAS 123                    (77,137)
                                                                   ------------
             Pro forma                                             $(1,193,840)
                                                                   ============

             Basic and diluted loss per common share as reported   $     (0.10)
             Pro forma                                             $     (0.10)


METHODS OF ESTIMATING FAIR VALUE
Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the company's common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

SIGNIFICANT ASSUMPTIONS USED TO ESTIMATE FAIR VALUE
The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

                        Expected volatility                95%
                        Expected life in years             10 years
                        Risk free interest rate            6.75%
                        Dividend yield                     0%

Under SFAS No 123-R, the Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the first quarter of 2006 is based on awards expected to vest, and there were no estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

The following table summarizes the options outstanding as of March 31, 2006.

                                                                     Weighted
                                                   Stock             Average
                                                  Option             Exercise
                                                   Plan               Price
                                                ----------         ------------
Balance December 31, 2005                        2,400,411          $  0.88
Granted                                            400,000          $  0.30
Exercised                                               --               --
Canceled                                           535,679          $  0.92
Balance March 31, 2006                           2,264,732          $  0.76
Exercisable March 31, 2006                         548,941          $  1.32

The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows.

                       Expected volatility                95%
                       Expected life in years             10 years
                       Risk free interest rate            6.75%
                       Dividend yield                     0%

The weighted average remaining contractual life of options outstanding issued under the plans is 8.5 year at March 31, 2006. The exercise prices for the options outstanding under the plans at March 31, 2006 ranged from $0.30 to $3.16.

The Company recognized expense of $110,034 and $45,333 for the three month periods ended March 31, 2006 and 2005.

Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of March 31, 2006.

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                     ---------     -------
Balance, December 31, 2005                           2,435,337     $  3.09
Granted                                              2,950,000     $  0.35
Exercised                                                   --          --
Cancelled                                                   --          --
Balance March 31, 2006                               5,385,337     $  0.63
Exercisable March 31, 2006                           5,385,337     $  0.63

During the three month period ended March 31, 2006, the Company issued 2,950,000 immediately exercisable warrants at an exercise price of $0.345 to 22 investors and a placement agent.

The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.


NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of March 31, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

The Company's offices are located in Los Angeles, California and consist of 8,500 square feet of office and warehouse space leased at the rate of $10,200 per month. The term of this lease, which commenced May 1, 2005, is three years. The Company is currently attempting to sublease all or part of the space, and relocate to approximately 2,500 square feet. The Company incurred rent expense of $30,615 and $29,903 for the three month periods ended March 31, 2006 and 2005, respectively.

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

NOTE 15 - SUBSEQUENT EVENTS

On April 19, 2006, we entered into a letter agreement (the "Letter Agreement") with Mr. Bradley Rotter, a member of our board of directors, in respect of the $200,000 Convertible Promissory Note, dated October 10, 2005 and due April 10, 2006, payable to Mr. Rotter (the "2005 Note"). Pursuant to the Letter Agreement, effective April 19, 2006, we:

         1. Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, the 2005 Note;

         2. Issued immediately exercisable, 3 year warrants to Mr. Rotter to purchase 100,000 shares of common stock at an exercise price of $0.345 per share; and

         3. Issued a new convertible note (the "2006 Note") payable to Mr. Rotter, in respect of the unpaid balance of $100,000 on the 2005 Note. This note is due October 19, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The 2006 Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $0.345.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop an interactive entertainment restaurant concept, the uWink Bistro. uWink Bistro is designed to allow customers to order food, drinks, and games/media via touch screens at the table. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We are currently planning on opening our first uWink Bistro in the Los Angeles, California area in the summer of 2006. We have not yet generated any revenue from the uWink Bistro.

Prominent features of the uWink Bistro concept are expected to include:

         AT-THE-TABLE TOUCH SCREEN ORDERING. We plan to offer our guests the ability to order food and drinks via touch screens at the table, rather than from a waitperson. We are planning that orders from the table will go straight to the kitchen and that, as the food is ready, it will be delivered by runners from the kitchen to the table.

         AT-THE-TABLE ENTERTAINMENT. We expect to provide our guests with at-the-table entertainment, including games from the uWink Game Library, video, cartoons, and film trailers, via touch screen terminals.

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

We currently expect that we will be required to spend approximately
$500,000 to $700,000 over the next 3 months to build out and equip the Woodland Hills location. To staff the restaurant we expect to hire, in the next 2 to 3 months, an executive chef, 3 managers and 35-50 full-time and part-time non-managerial restaurant staff.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 3 to 6 months because, after funding the build out of the restaurant, we do not expect to have sufficient funds remaining to fund our corporate overhead and expenses and we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

Our near term strategy is to prove our concept at the Woodland Hills location within the next 6 to 9 months and then raise additional capital necessary to fund our operations and to open 2 to 3 additional company-owned and/or managed restaurants within the next 12 to 18 months. We are currently in discussions with a number of potential joint venture partners that would provide the capital and real estate for additional restaurants that would be managed, but not owned, by the Company.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $408,895 for the three months ended March 31, 2006, and as of March 31, 2006, we had an accumulated deficit of $25,178,436. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared with the three months ended March 31, 2005.

Net sales for the three months ended March 31, 2006 decreased by $192,874 (79%) from $243,221 for the three months ended March 31, 2005 to $50,347 for the three months ended March 31, 2006. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company.

Cost of sales for the three months ended March 31, 2006 decreased by $151,956 (82%) from $186,124 for the three months ended March 31, 2005 to $34,168 for the three months ended March 31, 2006. The decrease in cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations.

Our gross profit percentage was 32% for the three months ended March 31, 2006 compared to 23% for the three months ended March 31, 2005. The increase in the gross profit percentage is primarily attributable to the disproportionate effect of the sale of one Bear Shop machine and one SNAP! machine at full price, in light of our low level of revenue in the first quarter of 2006, and reversing the reserve against those items sold at the normal selling price.

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased by $860,489 (75%) from $1,145,781 for the three months ended March 31, 2005 to $285,292 for the three months ended March 31, 2006.
The decrease is attributable generally to lower levels of operations resulting from our decision to wind down our SNAP! and Bear Shop operations and an approximately $500,000 reduction in financial consulting expense from $508,000 in the first quarter of 2005 to $16,000 in the first quarter of 2006. In the first quarter of 2005 we issued approximately $450,000 worth of shares of our common stock in exchange for investor relations services. In addition, legal expenses fell by approximately $77,000 from $77,279 in the first quarter of 2005 to $380 in the first quarter of 2006. The higher level of legal fees in the first quarter of 2005 relates to legal fees in connection with our pursuit of the assets of Sega Gameworks out of bankruptcy.

As a result, our loss from operations for the three months ended March 31, 2006 was reduced by $819,571 (75%) to $269,113, from a loss of $1,088,684 for the three months ended March 31, 2005.

Total other expense for the three months ended March 31, 2006 increased by $66,430 (91%) from $73,352 for the three months ended March 31, 2005 to $139,782 for the three months ended March 31, 2006. This increase was primarily attributable to higher nominal stock option expense resulting from the expensing of options granted to employees based on the fair market value of the options offset by lower debt discount amortization and an approximately $62,000 reduction in interest expense from $70,400 for the first quarter of 2005 to $7,924 for the first quarter of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy.

As a result, our net loss for the three months ended March 31, 2006 was reduced by $753,141 (65%) to $408,895, from a net loss of $1,162,036 for the three months ended March 31, 2005.


LIQUIDITY AND CASH RESOURCES

As of March 31, 2006, our cash position was $1,065,201 and we had negative working capital of $224,401. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

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

On March 16, 2006, we repaid a $120,000 convertible note together with $7,000 of accrued interest.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 3 to 6 months because, after funding the build out of the restaurant, we do not expect to have sufficient funds remaining to fund our corporate overhead and expenses and we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2006 was $1,065,201.

During the three months ended March 31, 2006, net cash used in operations was $254,660, as compared to providing cash of $784,737 for the three months ended March 31, 2005. The decrease is primarily attributable to a $624,434 reduction in the issuance of common stock to pay for services in the first quarter of 2006 as compared to the first quarter of 2005; a $413,413 reduction in cash provided by accounts receivable in the first quarter of 2006 as compared to the first quarter of 2005; and the collection in the first quarter of 2005 of a $615,000 deposit in connection with our pursuit of the assets of Sega Gameworks out of bankruptcy.

During the three months ended March 31, 2006, we used $5,000 in our investing activities. During the three months ended March 31, 2005, we used no cash in investing activities.

During the three months ended March 31, 2006, our financing activities provided cash in the amount of $1,301,102 as compared to using cash of $689,156 for the three months ended March 31, 2005. The increase is primarily due to a $1,425,000 increase in proceeds from the issuance of common stock in the first quarter of 2006 as compared to the first quarter of 2005, and lower levels of debt repayment in the first quarter of 2006 as compared to the first quarter of 2005. In the first quarter of 2005 we repaid $615,000 borrowed in 2004 relating to our pursuit of the assets of Sega Gameworks out of bankruptcy.

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

Software Development Costs

Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins when the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications and certain external factors including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the Company's products.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits and the fees are fixed or determinable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of its senior management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's CEO concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective, as evidenced by the following failures:

Failure to timely file the financial statements and proforma financial information in connection with our acquisition of our wholly owned subsidiary uWink California. This filing was due on February 19, 2004 and was not made until May 18, 2004.

Failure to file a report on Form 8-K regarding our sale, on May 15, 2005, of 533,458 shares of common stock for cash to 6 investors for $293,402.

Failure to file a report on Form 8-K regarding the appointment of Bradley Rotter to our Board of Directors effective November 11, 2005.

As set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and our Current Report on Form 8-K filed on May 2, 2006, during a re-audit of our 2004 financial results we discovered a number of accounting errors that required the restatement of our financial statements for the fiscal year ended December 31, 2004.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2006, we sold or issued unregistered shares of our equity securities in the following transactions:

On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

On March 31, 2006, we issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006. This issuance was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

ITEM 6.  EXHIBITS

(a) Exhibits

      REGULATION
      S-B NUMBER                           EXHIBIT


         4.1 Form of uWink, Inc. Warrant, dated March 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

         10.1 Securities Purchase Agreement dated March 3, 2006 between uWink, Inc. and Investors (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer.

         31.2 Rule 13a-14(a) Certification of Chief Financial Officer and Chief Accounting Officer.

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

                                                   UWINK, INC.


May 15, 2006                                       By: /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                   By: /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer