Form 10QSB/A
period 2004-03-31
uWink, Inc.
filed 2006-07-20
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1
(Mark One)

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

                  16106 Hart Street, Van Nuys, California 91406
                    (Address of principal executive offices)

                   (818) 909 6030 (Issuer's telephone number)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of July 10, 2006 was 18,608,086.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                               1

Item 1.    Financial Statements                                                1

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)         1

           Consolidated Statements of Operations for the three
           months ended March 31, 2004 and 2003 (unaudited)                    2

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2004 and 2003 (unaudited)                           3

           Notes to Consolidated Financial Statements (unaudited)              4

Item 2.    Management's Discussion and Analysis or Plan of Operations         23

Item 3.    Controls and Procedures                                            29

PART II.   OTHER INFORMATION                                                  30

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        30

Item 4.    Submission of Matters to a Vote of Security Holders                31

Item 6.    Exhibits                                                           31

SIGNATURES

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the three month period ended March 31, 2004 (the "Original Report") for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three months ended March 31, 2004 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               UWINK, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                      (UNAUDITED)


                                                                         March 31, 2004
                                                                           (Restated)
                                                                          ------------
      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $  1,141,472
     Account receivable, net of allowance for doubtful accounts of $0          303,793
     Inventory, net of obsolescence reserve of $50,000                         300,347
     Prepaid expenses and other current assets                                  62,714
                                                                          ------------
        TOTAL CURRENT ASSETS                                                 1,808,326
                                                                          ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $341,461                                                 179,387
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $751,640                                       28,972
                                                                          ------------
                                                                          $  2,016,685
                                                                          ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $    449,303
     Accrued expenses                                                          197,145
     Accrued payroll and related benefits                                       48,177
     Due to related parties                                                     57,412
     Convertible notes payable, net of discounts of $15,027                    259,973
     Advances from customers                                                   155,556
                                                                          ------------
        TOTAL CURRENT LIABILITIES                                            1,167,566
                                                                          ------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 9,122,911 shares issued and outstanding                      9,124
     Additional paid-in capital                                             17,696,941
     Accumulated deficit                                                   (17,453,385)
     Shares to be issued                                                       153,400
     Warrants to be Issued                                                     443,039
                                                                          ------------
        TOTAL STOCKHOLDERS' EQUITY                                             849,120
                                                                          ------------
                                                                          $  2,016,685
                                                                          ============


             The accompanying notes are an integral part of these unaudited consolidated financial statements





                               UWINK, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                           THREE MONTH PERIODS ENDED
                                                          ----------------------------
                                                           MARCH 31,       *MARCH 31,
                                                              2004            2003
                                                          (Restated)
                                                          -----------      -----------
NET SALES                                                 $   334,891      $    49,193

COST OF SALES                                                 223,757            3,721

                                                          -----------      -----------
GROSS PROFIT                                                  111,134           45,472
                                                          -----------      -----------

OPERATING EXPENSES
     Selling, general and administrative expenses             762,622          201,871
     Research and development                                 133,104           23,651

                                                          -----------      -----------
TOTAL OPERATING EXPENSES                                      895,726          225,522
                                                          -----------      -----------

LOSS FROM OPERATIONS                                         (784,592)        (180,050)
                                                          -----------      -----------

OTHER INCOME (EXPENSE)
     Other income                                                 129            4,345
     Debt discount expense                                    (31,079)              --
     Gain on settlement of debt                               142,673               --
     Interest expense                                          (8,452)         (35,706)

                                                          -----------      -----------
TOTAL OTHER INCOME                                            103,271          (31,361)
                                                          -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (681,321)        (211,411)

PROVISION FOR INCOME TAXES                                         --               --
                                                          -----------      -----------

NET LOSS                                                  $  (681,321)     $  (245,527)
                                                          ===========      ===========

NET LOSS PER COMMON SHARE - BASIC                         $     (0.08)     $     (0.08)
                                                          ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                          8,692,821        2,929,823
                                                          ===========      ===========


             The accompanying notes are an integral part of these unaudited consolidated financial statements


* The independent accountants have not reviewed the unaudited consolidated financial statements for the three months ended March 31, 2003.




                                          UWINK, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                  THREE MONTH PERIODS ENDED
                                                                                 ---------------------------
                                                                                   MARCH 31,     *MARCH 31,
                                                                                     2004           2003
                                                                                  (Restated)
                                                                                 ------------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                    $   (681,321)   $  (211,411)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on bridge loans/convertible note payable        31,079              -
        Amortization of options issued below market price                             48,333         48,333
        Depreciation and amortization expense                                         30,419         30,507
        Issuance of common stock for services and accrued payroll                    108,709              -
        Gain on forgiveness of debt                                                 (142,673)             -
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (171,636)        38,046
      Inventory                                                                     (121,211)        (1,685)
      Prepaid expenses and other current assets                                      (21,935)          (172)
      Accounts payable                                                              (204,831)      (265,261)
      Accrued expenses                                                               128,530        219,657
      Accrued payroll and related benefits                                          (204,511)      (337,862)
      Advances from Customers                                                         (4,166)        19,444
                                                                                 ------------    -----------
Net cash used in operating activities                                             (1,205,213)      (460,404)
                                                                                 ------------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Payment for property and equipment                                               (57,670)             -

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         1,439,050        500,000
    Payment of offering costs                                                       (190,865)       (25,000)
                                                                                 -----------     ----------
Net cash provided by financing activities                                          1,248,185        453,956
                                                                                 ------------    -----------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                 (14,698)        (6,448)

CASH AND CASH EQUIVALENTS, Beginning of period                                     1,156,170          6,448
                                                                                 ------------    -----------

CASH AND CASH EQUIVALENTS, End of period                                        $  1,141,472    $         -
                                                                                 ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                               $          -    $
                                                                                 ============    ===========
    Income taxes paid                                                           $          -    $         -
                                                                                 ============    ===========

      The accompanying notes are an integral part of these unaudited consolidated financial statements.

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three months ended March 31, 2003.



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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $681,321 for the three months ended March 31, 2004, and as of March 31, 2004, the Company had an accumulated deficit of $17,453,385. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the first quarter of 2004, we completed the sale of 719,521 shares of common stock for gross proceeds of $1,439,050 to 23 individual investors. The Company paid $190,865 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 (these shares were issued in April 2004) and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 in payment for services related to the sales of the Company's securities (these warrants were issued in April 2004). The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The Company will need additional working capital to fund its expanding operations over the next 12 months. The Company believes that it will need at least an additional $2 million of working capital to fund inventory and accounts receivable for, and further development of, its Snap! and Boxter Bear Shop (Bear
Shop) products and, if necessary, to finance future losses from operations as it endeavors to build revenue and reach a profitable level of operations. We have not yet allocated specific amounts for these purposes. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. However, as of the date of this report, there are no commitments for the sale of its securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise the required funds, its ability to finance its continued growth will be materially adversely affected.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of uWink, Inc. and its wholly-owned subsidiary, uWink California, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

Amortization of capitalized software development costs was $17,805 for the three months ended March 31, 2004.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of March 31, 2004, advances from customers relating to licensing fees amounted to $155,556. For the three months ended March 31, 2004, we recorded licensing revenue of $4,166 relating to prepaid licensing fees and reduced the advances from customers balance accordingly.

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

Stock Options

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its Stock Option Plan. It recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                                                        2004            2003
                                                     ------------   ------------
         Net loss
           As reported                               $  (681,321)  $   (211,411)
           Compensation recognized under APB 25           48,333         48,333
           Compensation recognized under SFAS 123       (113,518)       (85,487)

                                                     ------------   ------------
                      Pro forma                      $   (746,506) $   (248,565)

                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.08) $     (0.08)
           Pro forma                                 $     (0.09) $     (0.10)

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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 223%; and a weighted average expected life of the option of 10 years. There were no options granted in 2003 or in the first three months of 2004.

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

On February 24, 2004, the Company's Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant.

The following table summarizes the options outstanding as of March 31, 2004.

                                                                     Weighted
                                                  Stock              Average
                                                  Option             Exercise
                                                  Plans               Price
                                                ----------         ------------
Balance December 31, 2003                         613,413             $  0.96
Granted                                                --                  --
Exercised                                              --                  --
Canceled                                            4,752             $  3.16
Balance March 31, 2004                            608,661             $  0.95
Exercisable March 31, 2004                        351,396             $  1.26

The weighted average remaining contractual life of options outstanding issued under the plans is 8 years at March 31, 2004. The exercise prices for the options outstanding under the plans at March 31, 2004 ranged from $0.32 to $6.31.

NOTE 2 - RESTATEMENT

On March 7, 2006, the Company's Chief Executive Officer concluded that its previously issued financial statements for the fiscal year ended December 31, 2004 and the first three quarters of 2004 and 2005 should not be relied upon because of errors in those financial statements. As discussed below, the Company has restated its fiscal year 2004 financial statements and filed the restated fiscal year 2004 financial statements in the Form 10-KSB for the 2005 fiscal year filed on April 17, 2006. In addition, these errors require the Company to restate its financial statements for the first three quarters of 2004 and 2005.

Subsequent to the issuance of the Company's financial statements as of and for the year ended December 31, 2004, as reported in the Company's Form 10-KSB filed on March 31, 2005, the Company engaged in a comprehensive re-audit of its financial condition and results of operations as of and for the year ending December 31, 2004.

Pursuant to this re-audit, the Company discovered a number of errors in its 2004 financial statements, as originally filed. As a result, the Company restated its 2004 financial statements and presented the restated 2004 financial statements in the Form 10-KSB for the 2005 fiscal year filed by the Company on April 17, 2006.

The material errors discovered by the Company during the re-audit of its 2004 financial statements are set forth below.

In respect of its revenue for the fiscal year ended December 31, 2004, the Company determined that $200,200 was incorrectly recorded as revenue. This $200,200 related to the potential licensing of Bear Shop technology to Bell-Fruit Games of the United Kingdom. The revenue was booked prematurely prior to the entry into definitive documentation relating to the transaction. The transaction was subsequently finalized in early 2005 as a licensing transaction with a $24,980 advance against royalty payments based on future sales. The $24,980 payment received in 2005 was booked as an advance from customers on the December 31, 2005 balance sheet. In addition, the Company, in consultation with its external auditors, determined that, given the software problems associated with the original Microsoft Windows version of the Bear Shop machines sold in 2004, a $150,000 provision for sales returns should have been recorded at December 31, 2004. The Company also discovered that $62,249 of Snap! and Bear Shop machines shipped to distributors on consignment was incorrectly recorded as revenue and should have been recorded as consignment inventory. The Company also determined to reduce revenue by an additional $10,114 to properly record customer credits in 2004 rather than 2005. As a result, the Company restated its 2004 financial statements to reverse the amounts incorrectly booked as revenue and to record the provision for sales returns. The effect of this restatement is to reduce revenue by $422,563 and cost of goods sold by $44,845 (including approximately $6,000 of vendor credits recorded in 2004 rather than 2005); and to increase inventory by $39,223. These adjustments, combined with a reduction in the bad debt reserve of $44,848 resulting from the lower, restated level of accounts receivable, also resulted in a reduction in accounts receivable of $377,741.

The Company also determined that the market price used to value shares of its common stock issued for certain services in 2004 was incorrect and that, as a result, the expense relating to such services was undervalued by $90,000. In addition, the Company, in consultation with its external auditors, determined that 150,000 warrants to purchase common stock issued to a public relations firm in 2004 were issued for services rather than in connection with a financing and that, as a result, financial consulting expense of $474,216 based on the Black Scholes value of those warrants should be recorded. In addition, the Company determined that the calculation of 2004 nominal stock option expense was incorrect and, in consultation with its external auditors, determined that nominal stock option expense was more properly classified as an administrative expense under selling, general and administrative expenses rather than other expense. As a result, the Company restated its 2004 financial statements to record the additional expense and to restate and reclassify nominal stock option expense as selling, general and administrative expenses. The effect of this restatement, together with certain additional adjustments to selling, general and administrative expenses and other income (expense), is to increase selling, general and administrative expenses by $805,030 and increase other income (expense) by $186,406.

Furthermore, the Company determined that there was insufficient documentation to support recording a gain on the settlement of debt in respect of certain of its accounts payable in 2004. As a result, the Company determined to restate gain on settlement of debt income for 2004. The effect of this restatement is to reduce gain on settlement of debt income by $38,961.

The Company also determined that the beneficial conversion feature on $225,003 of convertible notes issued in November and December 2004 was overstated by $182,144 as a result of an incorrect conversion price being used in the beneficial conversion feature calculation and that a $50,000 convertible note issued to a director of the Company was a related party transaction and, therefore, should be reclassified from convertible notes to due to related parties. As a result, the Company determined to restate convertibles notes and due to related parties on the balance sheet as of December 31, 2004 and to restate debt discount amortization expense for 2004. The effect of this restatement is to increase convertible notes by $119,348; increase due to related parties by $50,000; and reduce debt discount expense by $12,797.

The $90,000 increase in the value of common stock issued for services, the recording of $474,216 in expense relating to warrants issued for services, the restatement of nominal stock option expense ($44,599 effect on additional paid in capital) and the $182,144 correction of the beneficial conversion feature on $225,003 of convertible notes, each described above, resulted in an increase in the additional paid in capital account of $426,691 (taking into account $21 of additional adjustments). In addition, the Company determined that common stock certificates relating to $176,808 of equity capital previously received were still to be issued as of December 31, 2004 and, as a result, the Company reclassified $176,808 of additional paid in capital to the shares to be issued account in the stockholder's deficit section of the balance sheet at December 31, 2004 (shares to be issued amounted to $176,930 on the restated balance sheet, taking into account an additional reclassification of $120 from the common stock account). The foregoing adjustments resulted in a restatement of additional paid in capital to the effect of increasing additional paid in capital by an aggregate of $249,883.

The Company also determined that the weighted average common shares outstanding calculation for 2004 was incorrect. As a result, the Company restated the weighted average common shares outstanding for 2004. The effect of this restatement is to reduce the weighted average common shares outstanding for 2004 by 1,662,706.

Finally, the Company, in consultation with its external auditors, determined that the cash invested in a deposit relating to the Company's pursuit of the assets of Sega Gameworks out of bankruptcy was more properly classified as an investing activity rather than an operating activity. As a result, the Company determined to reclassify the cash effect of Deposits - Sega Gameworks to cash flow from investing activities from cash flow from operating activities. As a result, cash flow from operating activities was increased by $615,000 and cash flow from investing activities was reduced by $615,000 on the restated 2004 statement of cash flows.

The following presents the effect on the Company's previously issued financial statements for the year ended December 31, 2004. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT. FOR A FULL COMPARISON OF THE 2004 FINANCIAL STATEMENTS AS ORIGINALLY FILED AND AS RESTATED, PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE 2005 FISCAL YEAR FILED ON APRIL 17, 2006.


Balance sheet at December 31, 2004:


                                                                             PREVIOUSLY          INCREASE
                                                                              REPORTED           (DECREASE)         RESTATED
                                                                            -------------------------------------------------

     Cash and cash equivalents                                              $     58,307              (965)           57,342
     Account receivable,
     net of allowance for doubtful accounts of $140,630 and $95,782              659,751          (377,741)          282,010
     Inventory, net of obsolescence reserve of $370,400 and $370,400             480,447            39,223           519,670
     Prepaid expenses and other current assets                                    72,890           (22,500)           50,391
                                                                            -------------------------------------------------
TOTAL CURRENT ASSETS                                                           2,239,588          (361,982)        1,877,606
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
     DEPRECIATION OF $400,478 AND $400,478, RESPECTIVELY                         151,450              (494)          150,956
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET OF
     ACCUMULATED AMORTIZATION OF $830,617 AND $826,370, RESPECTIVELY             225,289           (24,092)          201,197
                                                                            -------------------------------------------------
TOTAL ASSETS                                                                $  2,616,327          (386,568)        2,229,759
                                                                            =================================================

CURRENT LIABILITIES
     Accounts payable                                                       $    821,996             2,621           824,617
     Accrued expenses                                                            128,477             7,130           135,608
     Due to related parties                                                      417,139            50,000           467,139
     Convertible note payable, net of discounts of $206,253 and $36,905          168,750           119,348           288,098
                                                                            -------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      2,331,781           179,102         2,510,882
                                                                            -------------------------------------------------

STOCKHOLDERS' DEFICIT
     Common stock                                                                 10,736              (120)           10,616
     Additional paid-in capital                                               20,814,442           249,883        21,064,324
     Accumulated deficit                                                     (20,540,633)         (992,360)      (21,532,993)
     Shares to be Issued                                                              --           176,930           176,930
                                                                            -------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                      284,545          (565,668)         (281,123)
                                                                            -------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  2,616,327          (386,568)        2,229,759
                                                                            =================================================




Statement of operations for the year ended December 31, 2004:


                                                        PREVIOUSLY          INCREASE
                                                         REPORTED           (DECREASE)        RESTATED
                                                       -------------------------------------------------

NET SALES                                              $  1,819,978          (422,563)        1,397,415
COST OF SALES                                             1,179,576           (44,845)        1,134,731
                                                       -------------------------------------------------
GROSS PROFIT                                                640,402          (377,718)          262,684
                                                       -------------------------------------------------
OPERATING EXPENSES
      Selling, general and administrative expenses        4,027,205           805,030         4,832,235
      Research and development                              355,315            (3,984)          351,332
                                                       -------------------------------------------------
TOTAL OPERATING EXPENSES                                  4,382,520           801,047         5,183,567
                                                       -------------------------------------------------
LOSS FROM OPERATIONS                                     (3,742,118)       (1,178,766)       (4,920,883)
                                                       -------------------------------------------------
OTHER INCOME (EXPENSE)
      Debt discount expense                                (157,469)           12,797          (144,672)
      Nominal Stock Option Expense                         (221,236)          221,236                --
      Gain on settlement of debt                            397,256           (38,961)          358,295
      Interest expense                                      (65,226)           (8,666)          (73,892)
                                                       -------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                (24,082)          186,406           162,324
                                                       -------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (3,766,200)         (992,399)       (4,758,599)
NET LOSS                                               $ (3,769,322)         (992,360)       (4,761,682)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $      (0.35)            (0.17)            (0.52)
                                                       =================================================

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                                10,737,051        (1,662,706)        9,074,345




Statement of cash flows for the year ended December 31, 2004:


                                                                                     PREVIOUSLY        INCREASE
                                                                                      REPORTED         (DECREASE)       RESTATED
                                                                                    --------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(3,769,322)        (992,360)   $(4,761,682)
    Adjustment to reconcile net loss to net cash used in operating activities:
        Amortization of debt discount on convertible note payable                       157,469           10,389         167,858
        Amortization of options issued below market price                               129,066           44,599         173,665
        Depreciation and amortization expense                                           168,414           (4,247)        164,167
        Bad debt allowance                                                              140,630          (44,848)         95,782
        Issuance of warrants for services                                                    --          474,216         474,216
        Issuance of common stock for payroll and exercise of options                         --          144,975         144,975
        Issuance of common stock for services                                           456,963           56,150         513,113
        Inventory obsolescence reserve                                                  319,149            1,250         320,400
    Changes in operating assets and liabilities:
      Accounts receivable net of provision for sales returns of $150,000
         as restated                                                                   (668,961)         423,326       (245,635)
      Inventory                                                                        (301,311)        (359,623)      (660,934)
      Deposits-Sega Gameworks                                                          (615,000)         615,000             --
      Deposits                                                                          (23,403)          22,500           (903)
      Prepaid expenses and other current assets                                         (27,270)            (686)       (27,956)
      Accounts payable                                                                  147,726          (95,476)         52,250
      Accrued expenses                                                                  (61,673)         128,666          66,993
      Advances from Customers                                                           (59,722)         125,000          65,278
                                                                                    --------------------------------------------
Net cash used in operating activities                                                (4,512,706)         548,832     (3,963,874)
                                                                                    --------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Payment for property and equipment                                                  (88,750)             494        (88,256)
    Payment for capitalized product development costs                                  (275,294)          28,339       (246,955)
    Deposits - Sega Gameworks                                                                --         (615,000)      (615,000)
                                                                                    --------------------------------------------
Net cash used in investing activities                                                  (364,044)        (586,167)      (950,211)
                                                                                    --------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from debt, net of conversion into common stock                           1,069,574         (279,574)        790,000
    Proceeds from advances from related parties                                         132,000          277,727         409,727
    Proceeds from issuance of common stock                                            2,977,672           20,498       2,998,170
    Payment of offering costs                                                          (400,360)          17,718       (382,642)
                                                                                    --------------------------------------------
Net cash provided by financing activities                                             3,778,886           36,369       3,815,255
                                                                                    --------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENT                                             (1,097,863)            (967)    (1,098,830)


CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    58,307             (965)     $   57,342
                                                                                    ==============================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Issuance of common stock for services                                           $   481,963           31,150      $  513,113
                                                                                    ==============================================


The net effect of the restatement is an increase of $1,178,766 in loss from continuing operations, and an increase of $992,360 in net loss for the fiscal year ended December 31, 2004. As a result, basic and diluted loss per share from continuing operations increased by $0.19 per share, and basic and diluted net loss per share increased by $0.17 per share for the fiscal year ended December 31, 2004.

As a result of the above adjustments to the 2004 financial statements, the Company has restated the affected balances for the quarter ended March 31, 2004. The following presents the effect on the Company's previously issued financial statements for the quarter ended March 31, 2004. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT. The restated financial statements also include certain reclassifications made purely for presentation purposes.


Balance Sheet at March 31, 2004:

                                                                                    Previously          Increase
                                                                                     Reported          (Decrease)       Restated

CURRENT ASSETS
              Cash and cash equivalents                                              1,140,412            1,060        1,141,472
              Account receivable, net of allowance for doubtful accounts of $0         290,790           13,003          303,793
              Inventory, net of obsolescence reserve of $50,000                        304,897           (4,550)         300,347
TOTAL CURRENT ASSETS                                                                 1,798,813            9,513        1,808,326
PROPERTY AND EQUIPMENT, net of accumulated
               depreciation of $352,672 and $341,641, respectively                     165,761           13,626          179,387
TOTAL ASSETS                                                                         1,993,546           23,139        2,016,685
CURRENT LIABILITIES
              Accounts payable                                                         427,287           22,016          449,303
              Accrued payroll and related benefits                                      62,495          (14,318)          48,177
TOTAL CURRENT LIABILITIES                                                            1,159,868            7,698        1,167,566
TOTAL LIABILITIES                                                                    1,159,868            7,698        1,167,566
STOCKHOLDERS' DEFICIT
              Common stock, $0.001 par value; 50,000,000 shares
              authorized; 9,212,158 and 9,122,911 shares issued
              and outstanding, respectively                                              9,212              (88)           9,124
              Additional paid-in capital                                            18,293,291         (596,350)      17,696,941
              Accumulated deficit                                                  (17,468,825)          15,440      (17,453,385)
              Shares to be issued                                                           --          153,400          153,400
              Warrants to be issued                                                         --          443,039          443,039
TOTAL STOCKHOLDERS' DEFICIT                                                            833,678           15,442          849,120
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          1,993,546           23,139        2,016,685





Statement of Operations for three months ended March 31, 2004:


                                                                Previously        Increase
                                                                 Reported        (Decrease)      Restated


NET SALES                                                         335,727            (836)        334,891
COST OF SALES                                                     225,177          (1,420)        223,757
GROSS PROFIT                                                      110,550             584         111,134
OPERATING EXPENSES
              Selling, general and administrative expenses        776,381         (13,759)        762,622
              Research and development                            134,954          (1,850)        133,104
TOTAL OPERATING EXPENSES                                          911,335         (15,609)        895,726
LOSS FROM OPERATIONS                                             (800,785)         16,193        (784,592)
LOSS BEFORE PROVISION FOR INCOME TAXES                           (697,514)         16,193        (681,321)
NET LOSS                                                         (697,514)         16,193        (681,321)
WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING - BASIC & DILUTED                     8,904,197        (211,376)      8,692,821

Statement of Cashflows for three months ended March 31, 2004:
                                                                                      Previously        Increase
                                                                                       Reported        (Decrease)      Restated

CASH FLOW FROM OPERATING ACTIVITIES:
              Net loss                                                                 (697,514)         16,193        (681,321)
              Adjustment to reconcile net loss to net cash used in
                  operating activities:
              Depreciation and amortization expense                                      41,630         (11,211)         30,419
              Issuance of common stock for services and accrued payroll                      --         108,709         108,709
              Gain on forgiveness of debt                                                    --        (142,673)       (142,673)
              Changes in operating assets and liabilities:
              Accounts receivable                                                      (158,633)        (13,003)       (171,636)
              Inventory                                                                (125,761)          4,550        (121,211)
              Prepaid expenses and other current assets                                 (21,184)           (751)        (21,935)
              Accounts payable                                                         (369,520)        164,689        (204,831)
              Accrued payroll and related benefits                                      (81,483)       (123,028)       (204,511)
Net cash used in operating activities                                                (1,208,689)          3,476      (1,205,213)
CASH FLOW FROM INVESTING ACTIVITIES:
              Payment for property and equipment                                        (55,254)         (2,416)        (57,670)
NET DECREASE IN CASH AND
              CASH EQUIVALENTS                                                          (15,758)          1,060         (14,698)
CASH AND CASH EQUIVALENTS, End of period                                              1,140,412           1,060       1,141,472


                                                      13

NOTE 3- LOSS PER SHARE

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


                                                                           2004           2003
                                                                        ----------     ----------
              Shares to be issued upon conversion
                of preferred stock                                             --       1,610,018
              Shares to be issued upon conversion
                of convertible notes                                      174,265         517,515
              Stock options issued to employees                             3,962         613,413
              Warrants issued to consultants and finders                  169,070         137,036
              Warrants issued for financing                               616,090         504,653
                                                                        ----------     ----------
                                                                          963,387       3,382,635
                                                                        ==========     ==========

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2004                                $ 303,793
Less:  allowance for doubtful accounts                                      (0)
                                                                     ----------
                                                                     $ 303,793
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of March 31, 2004, determined on a first in first out basis.

Inventory at March 31, 2004:

Raw Materials                                                       $ 176,438
Work in process                                                        16,650
Finished Good                                                         157,259
Less: obsolescence reserve                                            (50,000)
                                                                     ---------
                                                                    $ 300,347
                                                                     =========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004, consists of the following:

                  Computer equipment and related software            $ 222,128
                  Office furniture and equipment                        17,926
                  Leasehold improvements                                84,849
                  Machinery and equipment                              195,945
                                                                      ---------
                                                                       520,848
                  Less accumulated depreciation and amortization      (341,461)
                                                                      ---------
                                                                     $ 179,387
                                                                      =========

NOTE 7 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2004, the Company had cash and cash equivalent balances totaling $1,027,889 in financial institutions, which were in excess of federally insured amounts.

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at March 31, 2004 consisted of the following:


Loan payable to the Company's Vice President of Marketing issued on various dates in 2001-2004, 12% interest
secured by inventory and receivables of the Company, due upon demand.                  57,412
                                                                                       ======

We accrued interest of $1,872 on amounts due to related parties during the three month period ended March 31, 2004.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable outstanding at March 31, 2004 consisted of the following:

On March 12, 2002, the Company entered into a $150,000 convertible note with Mr.
Scottie Pippen. The note bears interest at 10%, was due on September 9, 2002 and is convertible into common stock at $1.58 per share. The Company made repeated attempts to contact Mr. Pippen's representatives to come to a resolution regarding the disposition of the note. As a result of a lack of communication from Mr. Pippen's representatives, the note was not converted into common stock until May 24, 2005. On May 24, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest.




Principal Amount                                                                       $150,000
                                                                                       --------

On May 14, 2003, the Company entered into a convertible promissory note in the amount of $125,000. The note bears interest at 8% per annum and is due on May
14, 2004. The note can be converted, at the option of the holder, to shares of the Company's common stock at $1.58 per share, the market value of the Company's common stock on the date of issuance. In addition to the convertible note payable, the lender was issued 79,211 warrants to purchase shares of the Company's common stock for $0.03 per share. In accordance with EITF 00-27, the Company first determined the fair value of the loan and the fair value of the detachable warrants issued in connection with this convertible note payable. The estimated value of the warrants of $124,995 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 223%. The face amount of the convertible note payable of $125,000 was proportionately allocated to the convertible note payable and the warrants in the amount of $62,501 and $62,499, respectively. The amount allocated to the warrants of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The value of the convertible note payable was then allocated between the convertible note payable and the preferential conversion feature, which amounted to $2 and $62,499, respectively. The amount allocated to the preferential conversion feature of $62,499 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable were to be amortized over the one year term of the convertible note payable. For the year ended December 31, 2003, $78,892 was amortized to expense and for the three months ended March 31, 2004
$31,079 was amortized to expense.


Principal Amount                                                                       $ 125,000
Less Discount                                                                            (15,027)
                                                                                       ---------
                                                                                       $ 109,973
                                                                                       ---------
Total                                                                                  $ 259,973
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

Common Stock

During the three-month period ended March 31, 2004, the Company:

Completed the sale of 719,521 shares of common stock for gross proceeds of $1,439,050 to 23 individual investors. The
Company paid $190,865 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 (issued in April 2004 and reflected as shares to be issued on the March 31, 2004 balance sheet) and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 in payment for services related to the sales of the Company's securities. The warrants were issued in April 2004 (and are reflected as warrants to be issued on the March 31, 2004 balance sheet) and are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

Issued 48,584 shares of common stock in exchange for the settlement of accrued payroll of $108,709.

Shares to be Issued

At March 31, 2004, shares to be issued consisted of:


    o 21,039 shares valued at $21 still to be issued to original uWink-DE (now uWink California) shareholders in connection with the acquisition of uWink-DE (now uWink California).

    o 67,920 shares valued at $65,679 to be issued in connection with the Company's capital raising transactions. These shares remained unissued at March 31, 2004 for ministerial reasons.

    o 43,850 shares valued at $87,700 to be issued to Falcon Capital for services in connection with the Company's capital raising transactions. These shares remained unissued at March 31, 2004 for ministerial reasons.

Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of March 31, 2004.

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ---------      -------
Balance, December 31, 2003                           785,160       $3.46
Granted                                                 --          --
Exercised                                               --          --
Cancelled                                               --          --
Balance March 31, 2004                               785,160       $3.46
Exercisable March 31, 2004                           785,160       $3.46

In April 2004, the Company issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These warrants are reflected as warrants to be issued on the March 31, 2004 balance sheet.

Warrants to be Issued

At March 31, 2004, warrants to be issued consisted of 245,000 warrants valued at $443,039 to be issued in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These warrants remained unissued at March 31, 2004 for ministerial reasons.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of March 31, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Our executive offices are located at 5443 Beethoven Street, Los Angeles, California 90066 and consist of 10,000 square feet of office space. We lease this space pursuant to a lease expiring on January 1, 2005 at the rate of $10,000 per month.

NOTE 13 - SUBSEQUENT EVENTS

The following sets forth the significant capital raising transactions and equity issuances engaged in by the Company following March 31, 2004.

In April 2004, the Company issued 43,850 shares of its common stock valued at $87,700 (based on the stock price on the date of the agreement) to Falcon Capital for selling shares of common stock in the Company's private placement offering. These shares are reflected as shares to be issued on the March 31, 2004 balance sheet.

During the three month period ended March 31, 2004, the Company completed the sale of 719,521 shares of common stock for gross proceeds of $1,439,050 to 23 individual investors. In connection with this transaction, in April 2004, the Company issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These warrants are reflected as warrants to be issued on the March 31, 2004 balance sheet.

On April 1, 2004, the Company issued 150,000 immediately exercisable 5-year warrants to CCRI, Inc. at exercise prices ranging from $5-$9 for financial consulting services rendered. The Company recognized expense equal to the fair value of the warrants of $474,216. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%.

On May 19, 2004, the Company issued 79,211 warrants to purchase the Company's common stock at an exercise price of $0.03 to Scientific Games in connection with the conversion by Scientific Games of a prepaid licensing fee into common stock. Scientific Games exercised these warrants on May 19, 2004. The shares relating to the exercise of these warrants were issued on August 11, 2004.

Beginning on May 11, 2004 and ending on June 28, 2004, the Company sold 176,519 shares of common stock for gross proceeds of $308,907 to 16 investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of common stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. These warrants were issued on October 1, 2004. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $117,590 and also received 43,850 shares of the Company's common stock in payment for services related to the sales of the Company's securities in prior periods.

From July 6, 2004 to September 29, 2004, the Company completed the sale of 709,057 shares of common stock for gross proceeds of $1,240,849 to 32 individual investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a commission of $74,187 for services related to the sales of the Company's securities. In addition, the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. These warrants were issued on October 1, 2004. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

In July 2004, the Company authorized the issuance of 813,500 options to purchase shares of its common stock to certain employees under the terms of the Company's 2004 Stock Incentive Plan.

On July 19, 2004, the Company issued 50,000 shares of its common stock valued at $125,000, based on the stock price on the date of the agreement, to New Capital Advisors for financial consulting services rendered on behalf of the Company.

On August 11, 2004, the Company issued 323,288 shares valued at $254,760 to Scientific Games Corporation in connection with the conversion by Scientific Games on May 19, 2004 of a $125,000 convertible note and a $125,000 prepaid licensing fee and the exercise by Scientific Games on May 19, 2004 of warrants to purchase 158,650 shares of common stock at $0.03 per share.

On October 1, 2004, the Company issued 75,000 shares of common stock valued at $131,250 to Falcon Capital for investor relations services provided to the Company.

On October 1, 2004, the Company issued 890,988 immediately exercisable, 5-year warrants to purchase one share of its common stock at an exercise price of $3.50 per share to investors in its private placement offering conducted from May to September 2004.

On October 1, 2004, the Company issued 85,000 warrants to purchase one share of its common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging a private placement offering conducted from May to September 2004. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

On January 1, 2005, the Company issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $127,500, based on the stock price on the date of the agreement.

On February 22, 2005, the Company issued 175,000 shares of common stock to Tom Hemingway in exchange for business advisory services valued at $194,444, based on the stock price on the date of the agreement.

On March 8, 2005, the Company issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,000, based on the stock price on the date of the agreement.

On March 14, 2005, the Company sold 100,000 shares of common stock for cash to an investor in a private placement offering for gross proceeds of $75,000.

On May 15, 2005, the Company sold 533,458 shares of common stock for cash to 6 investors for $293,402. In addition, we issued these investors warrants to purchase 533,458 shares of our common stock at $1.50 per share. These warrants are immediately exercisable and expire on May 15, 2010.

On May 25, 2005, the Company issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note issued in 2002.

On January 10, 2006, the Company issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest.

On March 3, 2006, the Company sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

On March 31, 2006, the Company issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005.

On March 31, 2006, the Company issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006.

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

We were incorporated under the laws of the State of Utah on October 14, 1982. Prior to the reverse acquisition described below, our corporate name was Prologue. We had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue has acquired 98.8% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California initially acquired approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $681,321 for the three months ended March 31, 2004, and as of March 31, 2004, we had an accumulated deficit of $17,453,385. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2004 increased by $285,698 (581%) from $49,193 for the three months ended March 31, 2003 to $334,891 for the three months ended March 31, 2004. We derive our revenue from the sale of our game terminals, licensing fees and network services. The increase in revenue was due to a significant ramp up of our sales and marketing efforts and our ability to make sales of our SNAP! product in several markets. In the fourth quarter of 2003, we began selling our common stock for cash in private placement offerings, which allowed us to complete the development of SNAP!, purchase inventory, establish sales channels, hire additional personnel, and enhance our market presence internationally. During this period we sold approximately 140 SNAP units. Licensing revenue amounted to $4,166 (1.2% of total revenue) for the three months ended March 31, 2004.

Cost of sales for the three months ended March 31, 2004 increased by $220,036 (5,913%) from $3,721 for the three months ended March 31, 2003 to $223,757 for the three months ended March 31, 2004. The increase in cost of sales is due to the commencement of our sale of SNAP! product into several markets in the fourth quarter of 2003. As a hardware product with embedded software, SNAP! is constructed with a variety of hardware components, each of which incur a cost on a per-unit basis. As a result, as we increase the number of SNAP! units sold, we correspondingly increase our cost of sales.

Our gross profit percentage was 92.4% for the three months ended March 31, 2003 compared to 33.1% for the three months ended March 31, 2004. The decrease in the gross profit percentage was due to the commencement of our sale of SNAP!
product into several markets in the fourth quarter of 2003. As a hardware product with embedded software, the cost of sales associated with SNAP! is significantly higher than the sale of software alone, which was the primary source of sales for the three months ended March 31, 2003.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased by $560,751 (278%) from $201,871 for the three months ended March 31, 2003 to $762,622 for the three months ended March 31, 2004. The increase was due to our general ramp up of corporate operations once we began selling our common stock for cash in private placement offerings in the fourth quarter of 2003. For the three months ended March 31, 2004 we also hired additional sales, operational, and finance personnel, completed and distributed collateral marketing materials, incurred greater audit and legal expenses resulting from public reporting requirements, and incurred greater travel expense in order to secure the terms of our Chinese manufacturing relationship and increase our sales and marketing presence internationally.

Research and development expense for the three months ended March 31, 2004 increased by $109,453 (463%) from $23,651 for the three months ended March 31, 2003 to $133,104 for the three months ended March 31, 2004. The increase was due to the development of both new hardware and software products. A substantial portion of this expense was associated with the development of our Bear Shop prototype, which we began showcasing in various Southern California locations during the first quarter of 2004.

Gain on the settlement of debt for the three months ended March 31, 2004 increased by $142,673 (100%) from $0 for the three months ended March 31, 2003 to $142,673 for the three months ended March 31, 2004. During this period, we were able to settle certain trade payables for amounts less than originally invoiced relating to over-billed amounts or amounts billed in error. In particular, we settled a trade payable to MCI Worldcom at a gain of $127,023 relating to inflated network usage invoices. We also settled a legal bill from outside counsel at a gain of $15,649.

Amortization of debt discounts for the three months ended March 31, 2004 increased by $31,079 (100%) from $0 for the three months ended March 31, 2003 to $31,079 for the three months ended March 31, 2004. In the second quarter of 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. The debt discounts of $124,998 are being amortized to expense over the twelve month term of the note.

Interest expense for the three months ended March 31, 2004 decreased by $27,254 (76.3%) from $35,706 for the three months ended March 31, 2003 to $8,452 for the three months ended March 31, 2004. The decrease is due to the conversion of bridge loans and related party debt to equity during 2003.

As a result, net loss for the three months ended March 31, 2004 increased by $435,794 (177%) from a net loss of $245,527 for the three months ended March 31, 2003 to a net loss of $681,321 for the three months ended March 31, 2004.

LIQUIDITY AND CASH RESOURCES

As of March 31, 2004, our cash position was $1,141,472 and we had working capital of $640,760. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the third and fourth quarters of 2003 we raised $3,227,756 in gross proceeds from the sale of 1,613,884 shares of our common stock. During the first quarter of 2004, we raised an additional $1,439,050 in gross proceeds from the sale of 719,521 shares of our common stock. In connection with this transaction, in April 2004, the Company issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 to Falcon Capital in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These warrants are reflected as warrants to be issued on the March 31, 2004 balance sheet.

We have used the net proceeds (after commissions and professional costs related to the merger) of these offerings to restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital. During the first quarter of 2004, we have also converted an additional $108,709 of accrued payroll and related benefits into 48,584 shares of common stock.

Our debt outstanding at March 31, 2004 consists of the following:

A $57,412 loan payable to the Company's Vice President of Marketing issued on various dates in 2001-2004. The loan bears interest at 12%, is secured by inventory and receivables of the Company, and is due upon demand.

A $150,000 convertible note. We entered into this note on March 12, 2002 with Mr. Scottie Pippen. The note bears interest at 10%, was due on September 9, 2002 and is convertible into common stock at $1.58 per share. The Company made repeated attempts to contact Mr. Pippen's representatives to come to a resolution regarding the disposition of the note. As a result of a lack of communication from Mr. Pippen's representatives, the note was not converted into common stock until May 24, 2005. On May 24, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest.

A $125,000 convertible note. We entered into this note on May 14, 2003 with Scientific Games Corporation. The note bears interest at 8% per annum and is due on May 14, 2004. The note can be converted, at the option of the holder, to shares of the Company's common stock at $1.58 per share, the market value of the Company's common stock on the date of issuance.

We will need additional working capital to fund our expanding operations over the next 12 months. We believe that that we will need at least an additional $2 million of working capital to fund inventory and accounts receivable for, and further development of, our Snap! and Boxter Bear Shop (Bear Shop) products and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We have not yet allocated specific amounts for these purposes. We plan to obtain the additional working capital through the private placement sale of our equity securities. However, as of the date of this report, there are no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2004 was $1,141,472.

During the three months ended March 31, 2004, we used $1,205,213 in cash in our operating activities, as compared to a use of $460,404 for the three months ended March 31, 2003. The change in the use of cash from our operating activities is primarily due to a $469,910 increase in our net loss for the first three months of 2004 as compared to the first three months of 2003, plus an increased cash investment in both inventory and accounts receivable of an aggregate of $329,208 in the first three months of 2004 as compared to the first three months of 2003.

During the three months ended March 31, 2004, we used $57,670 in cash in investing activities to fund investment in property and equipment, as compared to $0 for the three months ended March 31, 2003.

During the three months ended March 31, 2004, our financing activities provided cash in the amount of $1,248,185, as compared to $453,956 for the three months ended March 31, 2003. During the first quarter of 2004 we completed a private placement of equity securities for gross proceeds of $1,439,050 ($1,248,185 net of offering costs). During the three months ended March 31, 2003 we received gross proceeds of $500,000 ($475,000 net of offering costs) from the sale of our common stock to a private investor.

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

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

As set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and our Current Report on Form 8-K/A filed on May 30, 2006, during a re-audit of our 2004 financial results we discovered a number of accounting errors that required the restatement of our financial statements for the fiscal year ended December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, we sold or issued unregistered shares of our securities in the following transactions:

From January 16, 2004 to March 19, 2004 we sold 719,521 shares of common stock for gross proceeds of $1,439,050 to 23 individual investors. The Company paid $190,865 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 (issued in April 2004 and reflected as shares to be issued on the March 31, 2004 balance sheet) and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 to Falcon Capital in payment for services related to the sales of the Company's securities. The warrants were issued in April 2004 and are reflected as warrants to be issued on the March 31, 2004 balance sheet. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These issuances were made only to "accredited investors" pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On November 15, 2002, uWink California entered into agreements with its employees allowing them to convert their accrued compensation into equity (collectively, the "Employee Notes"). We assumed the Employee Notes in connection with our acquisition of uWink California. During the three months ended March 31, 2004, we issued 48,584 shares of common stock in exchange for accrued compensation of $108,709 pursuant to the terms and conditions set forth in the Employee Notes. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective December 5, 2003, our board of directors approved a resolution authorizing us to seek shareholder approval to amend our articles of incorporation. Effective January 5, 2004, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Section 16-10a-704 of the General Corporation Law of the State of Utah approving and adopting an amendment to our articles of incorporation regarding: (i) the change of our corporate name from "Prologue" to "uWink, Inc." (ii) the authorization of 5,000,000 shares of preferred stock, whereby our board of directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series, and (iii) the deletion from our articles of incorporation
Article XII in its entirety regarding mandatory indemnification of directors, officers and employees. This amendment to our articles of incorporation became effective on January 28, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    REGULATION
    S-B NUMBER               EXHIBIT

         3.1 Articles of Incorporation of uWink, Inc. (formerly known as Prologue) (1)

         3.2 Articles of Amendment of uWink, Inc. (formerly known as Prologue)(2)

         3.3      Amended and Restated Bylaws of uWink, Inc. (3)

         10.1     2004 Stock Incentive Plan (4)

         10.2     $150,000 10% Convertible Promissory Note dated March 15, 2002
                  (5)

         10.3 Lease for office space at 5443 Beethoven Street Los Angeles California 90066 (6)

         10.4 Promissory Note in favor of S. Raymond and Victoria Hibarger and related Financing Agreement, dated July 23, 2001, as amended as of February 15, 2006. (7)

         10.5     $125,000 8% Convertible Promissory Note dated May 14, 2003*

         10.6     Agreement with Scientific Games dated December 2002*

         10.7     Letter Agreement with Scientific Games dated May 14, 2003*

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

*Filed herewith.

(1) Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(2) Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(3) Incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-KSB filed on April 14, 2004.

(4) Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-KSB filed on April 17, 2006.

(5) Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB/A filed on November 30, 2004.

(6) Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB/A filed on November 30, 2004.

(7) Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-KSB filed on April 17, 2006.

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

                              UWINK, INC.


July 19, 2006                 By: /s/ NOLAN K. BUSHNELL
                                  ------------------------
                                  Nolan K. Bushnell
                                  Chief Executive Officer


                              By: /s/ PETER F. WILKNISS
                                  ------------------------
                                  Peter F. Wilkniss
                                  Chief Financial Officer
                                  Chief Accounting Officer