Form 10QSB/A
period 2004-06-30
uWink, Inc.
filed 2006-07-20
CIK 1108699

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

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)         3

           Consolidated Statements of Operations for the three
           and six months ended June 30, 2004 and 2003 (unaudited)            4

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2004 and 2003 (unaudited)                           5

           Notes to Consolidated Financial Statements (unaudited)             6

Item 2.    Management's Discussion and Analysis or Plan of Operations        31

Item 3.    Controls and Procedures                                           38

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       39

Item 6.    Exhibits and Reports on Form 8-K                                  40

SIGNATURES                                                                   41

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the "Original Report") for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three and six months ended June 30, 2004 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               UWINK, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                      (UNAUDITED)


                                                                             June 30,
                                                                               2004
                                                                          -------------
                                                                            (Restated)

                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $     208,419
     Account receivable, net of allowance for doubtful accounts of $0           220,453
     Inventory, net of obsolescence reserve of $100,000                         448,089
     Deposits - inventory                                                       237,400
     Prepaid expenses and other current assets                                   68,673
                                                                          -------------
      TOTAL CURRENT ASSETS                                                    1,183,035
                                                                          -------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $357,638                                                  182,727
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $774,244                                         6,517
                                                                          -------------
                                                                          $   1,372,279
                                                                          =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $     750,501
     Accrued expenses                                                           330,992
     Accrued payroll and related benefits                                        56,424
     Due to related parties                                                      57,412
     Convertible note payable                                                   150,000
                                                                          -------------
      TOTAL CURRENT LIABILITIES                                               1,345,329

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 9,479,387 shares issued and outstanding                        9,478
     Additional paid-in capital                                              19,363,987
     Accumulated deficit                                                    (19,616,899)
     Shares to be issued                                                        270,384
                                                                          -------------
      TOTAL STOCKHOLDERS' EQUITY                                                 26,950
                                                                          -------------
                                                                          $   1,372,279
                                                                          =============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                               UWINK, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                          THREE MONTH PERIODS ENDED          SIX MONTH PERIODS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                            2004             2003             2004              2003
                                                         -----------      -----------      -----------      -----------
                                                          (RESTATED)                        (RESTATED)

NET SALES                                                $   294,176      $   164,912      $   629,067      $   233,549

COST OF SALES                                                550,152           (9,892)         773,910           (6,170)
                                                         -----------      -----------      -----------      -----------
      GROSS PROFIT/(LOSS)                                   (255,976)         174,804         (144,842)         239,719
                                                         -----------      -----------      -----------      -----------

OPERATING EXPENSES
     Selling, general and administrative expenses          1,776,665           97,442        2,553,607          219,485
     Research and development                                128,894           45,402          261,998           69,053
                                                         -----------      -----------      -----------      -----------
      TOTAL OPERATING EXPENSES                             1,905,559          142,844        2,815,605          288,538
                                                         -----------      -----------      -----------      -----------

INCOME/(LOSS) FROM OPERATIONS                             (2,161,536)          31,960       (2,960,448)         (48,819)
                                                         -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
     Other income                                                346             (250)             475              286
     Debt discount expense                                  (138,719)              --         (169,798)              --
     Gain on settlement of debt                              159,167               --          301,840            4,059
     Interest expense                                         (8,452)            (203)         (16,905)          (2,707)
                                                         -----------      -----------      -----------      -----------
      TOTAL OTHER INCOME (EXPENSE)                            12,341             (453)         115,612            1,638
                                                         -----------      -----------      -----------      -----------

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES           (2,149,195)          31,507       (2,844,836)         (47,181)

PROVISION FOR INCOME TAXES                                        --               --               --               --
                                                         -----------      -----------      -----------      -----------

NET INCOME/(LOSS)                                        $(2,149,195)     $    31,507      $(2,844,836)     $   (47,181)
                                                         ===========      ===========      ===========      ===========


NET INCOME/(LOSS) PER COMMON SHARE - BASIC & DILUTED     $     (0.23)     $      0.01      $     (0.32)     $     (0.02)
                                                         ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                   9,263,443        2,929,823        8,787,516        2,929,823
                                                         ===========      ===========      ===========      ===========


                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three and six months ended June 30, 2003.



                                      UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                            SIX MONTH PERIODS ENDED
                                                                                   JUNE 30,
                                                                             2004             2003
                                                                         -----------      -----------
                                                                          (RESTATED)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                              $(2,844,836)     $   (47,181)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization of debt discount on convertible note payable             169,798               --
       Amortization of options issued below market price                      96,666               --
       Depreciation and amortization expense                                  69,201               --
       Gain on settlement of debt                                           (301,840)              --
       Issuance of warrants for services                                     474,215               --
       Issuance of common stock for payroll                                  108,710               --
       Issuance of common stock for services                                 160,000               --
       Issuance of common stock on conversion of prepaid license fee         125,000               --
       Inventory obsolescence reserve                                         50,000               --
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (88,296)          21,779
     Inventory                                                              (318,953)           1,868
     Deposits - inventory                                                   (237,400)              --
     Prepaid expenses and other current assets                               (33,761)         (71,435)
     Accounts payable                                                        348,146         (160,583)
     Accrued expenses                                                        262,377             (606)
     Accrued payroll and related benefits                                   (196,264)        (286,007)
     Advances from Customers                                                (159,722)              --
                                                                         -----------      -----------
Net cash used in operating activities                                     (2,316,958)        (542,165)
                                                                         -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                        (77,186)            (986)

CASH FLOW FROM FINANCING ACTIVITIES:
   Debt Repayment                                                                 --         (380,000)
   Proceeds (repayments) from advances from related parties                       --          125,000
   Proceeds from issuance of common stock                                  1,747,961          820,000
   Payment of offering costs                                                (301,568)              --
                                                                         -----------      -----------
Net cash provided by financing activities                                  1,446,393          565,000
                                                                         -----------      -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                         (947,751)          21,849

CASH AND CASH EQUIVALENTS, Beginning of period                             1,156,170            6,683
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                                 $   208,419      $    28,531
                                                                         ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                         $    16,905      $     2,457
                                                                         ===========      ===========
   Income taxes paid                                                     $       800      $        --
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of debt into shares of common stock                        $   125,000
                                                                         ===========      ===========


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                              UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three and six months ended June 30, 2003.

                                                  5

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,844,836 for the six months ended June 30, 2004, and as of June 30, 2004, the Company had an accumulated deficit of $19,616,899. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include accounts receivable. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Amortization of capitalized software development costs was $22,605 for the three months ended June 30, 2004 and $40,410 for the six months ended June 30, 2004.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of June 30, 2004, there were no advances from customers.

On May 19, 2004, the Company converted a $125,000 prepaid license fee into a convertible promissory note in the amount of $125,000. The note is convertible at the option of the holder into the Company's common stock at $1.58 per share and, upon conversion, the holder was due to receive 79,211 warrants to purchase common stock at $0.03 per share. The holder immediately converted this note into 79,211 share of common stock. These shares were issued on August 11, 2004 and are recorded as shares to be issued on the balance sheet at June 30, 2004. Accordingly, we reduced the advances from customers balance at June 30, 2004 by $125,000.

In addition, pursuant to the terms of the related licensing agreement, we recorded $30,556 of licensing revenue for the three months ended June 30, 2004 and reduced the advances from customers balance at June 30, 2004 by $30,556.

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

Stock Options

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its Stock Option Plan. It recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

                                                        2004            2003
                                                     ------------   ------------
         Net loss
           As reported                               $(2,844,836)    $  (47,181)
           Compensation recognized under APB 25           96,666         48,333
           Compensation recognized under SFAS 123       (227,037)       (85,487)

                                                     ------------   ------------
                      Pro forma                      $(2,975,207)   $   (84,335)

                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.32)   $     (0.02)
           Pro forma                                 $     (0.34)   $     (0.10)


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

The following table summarizes the options outstanding as of June 30, 2004.

                                                                     Weighted
                                                   Stock             Average
                                                  Option             Exercise
                                                   Plans              Price
                                                ----------          ----------
Balance December 31, 2003                         613,413             $  0.96
Granted                                                --                  --
Exercised                                              --                  --
Canceled                                            4,752             $  3.16
Balance June 30, 2004                             608,661             $  0.95
Exercisable June 30, 2004                         395,818             $  1.19


The weighted average remaining contractual life of options outstanding issued under the plans is 7.86 years at June 30, 2004. The exercise prices for the options outstanding under the plans at June 30, 2004 ranged from $0.32 to $6.31.

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




Statement of cash flows for the year ended December 31, 2004:

                                                                                     PREVIOUSLY        INCREASE
                                                                                      REPORTED         (DECREASE)       RESTATED
                                                                                    ----------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(3,769,322)        (992,360)     $(4,761,682)
    Adjustment to reconcile net loss to net cash used in operating activities:
        Amortization of debt discount on convertible note payable                       157,469           10,389          167,858
        Amortization of options issued below market price                               129,066           44,599          173,665
        Depreciation and amortization expense                                           168,414           (4,247)         164,167
        Bad debt allowance                                                              140,630          (44,848)          95,782
        Issuance of warrants for services                                                    --          474,216          474,216
        Issuance of common stock for payroll and exercise of options                         --          144,975          144,975
        Issuance of common stock for services                                           456,963           56,150          513,113
        Inventory obsolescence reserve                                                  319,149            1,250          320,400
    Changes in operating assets and liabilities:
      Accounts receivable net of provision for sales returns of $150,000
         as restated                                                                   (668,961)         423,326         (245,635)
      Inventory                                                                        (301,311)        (359,623)        (660,934)
      Deposits-Sega Gameworks                                                          (615,000)         615,000               --
      Deposits                                                                          (23,403)          22,500             (903)
      Prepaid expenses and other current assets                                         (27,270)            (686)         (27,956)
      Accounts payable                                                                  147,726          (95,476)          52,250
      Accrued expenses                                                                  (61,673)         128,666           66,993
      Advances from Customers                                                           (59,722)         125,000           65,278
                                                                                    ----------------------------------------------
Net cash used in operating activities                                                (4,512,706)         548,832       (3,963,874)
                                                                                    ----------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Payment for property and equipment                                                  (88,750)             494          (88,256)
    Payment for capitalized product development costs                                  (275,294)          28,339         (246,955)
    Deposits - Sega Gameworks                                                                --         (615,000)        (615,000)
                                                                                    ----------------------------------------------
Net cash used in investing activities                                                  (364,044)        (586,167)        (950,211)
                                                                                    ----------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from debt, net of conversion into common stock                           1,069,574         (279,574)         790,000
    Proceeds from advances from related parties                                         132,000          277,727          409,727
    Proceeds from issuance of common stock                                            2,977,672           20,498        2,998,170
    Payment of offering costs                                                          (400,360)          17,718         (382,642)
                                                                                    ----------------------------------------------
Net cash provided by financing activities                                             3,778,886           36,369        3,815,255
                                                                                    ----------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENT                                             (1,097,863)            (967)      (1,098,830)


CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    58,307             (965)     $    57,342
                                                                                    ==============================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Issuance of common stock for services                                           $   481,963           31,150      $   513,113
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

As a result of the above adjustments to the 2004 financial statements, the Company has restated the affected balances for the quarter ended June 30, 2004. The following presents the effect on the Company's previously issued financial statements for the quarter ended June 30, 2004. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT. The restated financial statements also include certain reclassifications made purely for presentation purposes.

Balance Sheet at June 30, 2004:

                                                                                       PREVIOUSLY         INCREASE
                                                                                        REPORTED         (DECREASE)       RESTATED
                                                                                      ----------------------------------------------

CURRENT ASSETS
            Cash and cash equivalents                                                 $   209,060             (641)         208,419
            Account receivable, net of allowance for doubtful accounts of $0              224,246           (3,793)         220,453
            Inventory, net of obsolescence reserve of $100,000                            441,299            6,790          448,089
            Deposits - inventory                                                               --          237,400          237,400
            Prepaid expenses and other current assets                                     291,073         (222,400)          68,673
                                                                                      ----------------------------------------------
TOTAL CURRENT ASSETS                                                                    1,165,678           17,357        1,183,035
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $374,497 and $357,638, respectively                                    165,868           16,859          182,727
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
   accumulated amortization of $769,443 and $774,244, respectively                         11,167           (4,650)           6,517
                                                                                      ----------------------------------------------
TOTAL ASSETS                                                                          $ 1,342,713           29,566        1,372,279
                                                                                      ==============================================

CURRENT LIABILITIES
            Accounts payable                                                          $   701,913           48,588          750,501
            Accrued expenses                                                              331,428             (436)         330,992
            Accrued payroll and related benefits                                           96,140          (39,716)          56,424
                                                                                      ----------------------------------------------
TOTAL CURRENT LIABILITIES                                                               1,336,893            8,436        1,345,329
                                                                                      ----------------------------------------------
TOTAL LIABILITIES                                                                       1,336,893            8,436        1,345,329

STOCKHOLDERS' DEFICIT
            Common stock, $0.001 par value; 50,000,000 shares authorized;
               9,784,826 and 9,479,387 shares issued and outstanding, respectively          9,785             (307)           9,478
            Additional paid-in capital                                                 19,069,077          294,910       19,363,987
            Accumulated deficit                                                       (19,073,042)        (543,857)     (19,616,899)
            Shares to be issued                                                                --          270,384          270,384
                                                                                      ----------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                 5,820           21,130           26,950
                                                                                      ----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 1,342,713           29,566        1,372,279
                                                                                      ==============================================




Statement of Operations for six months ended June 30, 2004:

                                                                                       PREVIOUSLY         INCREASE
                                                                                        REPORTED         (DECREASE)       RESTATED
                                                                                      ----------------------------------------------

NET SALES                                                                             $   625,238            3,829          629,067
COST OF SALES                                                                             770,590            3,320          773,910
                                                                                      ----------------------------------------------
GROSS PROFIT (LOSS)                                                                      (145,352)             510         (144,842)
                                                                                      ----------------------------------------------
OPERATING EXPENSES
            Selling, general and administrative expenses                                1,994,271          559,336        2,553,607
            Research and development                                                      316,831          (54,833)         261,998
                                                                                      ----------------------------------------------
TOTAL OPERATING EXPENSES                                                                2,311,102          504,503        2,815,605
                                                                                      ----------------------------------------------
INCOME/(LOSS) FROM OPERATIONS                                                          (2,456,454)        (503,994)      (2,960,448)
                                                                                      ----------------------------------------------
OTHER INCOME (EXPENSE)
            Debt discount expense                                                        (138,719)         (31,079)        (169,798)
            Gain on settlement of debt                                                    340,951          (39,111)         301,840
            Interest expense                                                              (47,984)          31,079          (16,905)
                                                                                      ----------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                              154,723          (39,111)         115,612
                                                                                      ----------------------------------------------
INCOME/ (LOSS) BEFORE PROVISION FOR INCOME TAXES                                       (2,301,731)        (543,105)      (2,844,836)
NET INCOME/(LOSS)                                                                     $(2,301,731)        (543,105)      (2,844,836)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                                           $     (0.25)           (0.07)           (0.32)
                                                                                      ==============================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                      9,258,429         (470,913)       8,787,516




Statement of Cashflows for six months ended June 30, 2004:

                                                                                       PREVIOUSLY         INCREASE
                                                                                        REPORTED         (DECREASE)       RESTATED
                                                                                      ----------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
            Net loss                                                                  $(2,301,731)        (543,105)      (2,844,836)
            Adjustment to reconcile net loss to net cash
               Provided by (used in) operating activities:
                  Amortization of debt discount on convertible note payable               138,719           31,079          169,798
                  Depreciation and amortization expense                                    81,261          (12,060)          69,201
                  Gain on settlement of debt                                                   --         (301,840)        (301,840)
                  Issuance of warrants for services                                            --          474,215          474,215
                  Issuance of common stock for payroll                                         --          108,710          108,710
                  Issuance of common stock for services                                        --          160,000          160,000
                  Issuance of common stock on conversion of prepaid license fee                --          125,000          125,000
                  Inventory obsolescence reserve                                               --           50,000           50,000
            Changes in operating assets and liabilities:
                  Accounts receivable                                                     (92,089)           3,793          (88,296)
                  Inventory                                                              (262,163)         (56,790)        (318,953)
                  Deposits - inventory                                                         --         (237,400)        (237,400)
                  Deposits                                                               (218,400)         218,400               --
                  Prepaid expenses and other current assets                               (31,193)          (2,568)         (33,761)
                  Accounts payable                                                         94,894          253,252          348,146
                  Accrued expenses                                                         68,865          193,512          262,377
                  Accrued payroll and related benefits                                    156,548         (352,812)        (196,264)
                  Advances from Customers                                                 (34,722)        (125,000)        (159,722)
                                                                                      ----------------------------------------------
Net cash used in operating activities                                                  (2,303,345)         (13,613)      (2,316,958)
                                                                                      ----------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
            Proceeds from issuance of common stock                                      1,734,989           12,972        1,747,961
                                                                                      ----------------------------------------------
Net cash provided by financing activities                                               1,433,421           12,972        1,446,393
                                                                                      ----------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (947,110)            (641)        (947,751)

CASH AND CASH EQUIVALENTS, End of period                                                  209,060             (641)         208,419
                                                                                      ==============================================

NOTE 3 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2004 and 2003 because the effect would have been anti-dilutive:

                                                                           2004           2003
                                                                        ----------     ----------
              Shares to be issued upon conversion
                of preferred stock                                             --       1,610,018
              Shares to be issued upon conversion
                of convertible notes                                       94,937         517,515
              Stock options issued to employees                           149,235         566,521
              Stock options issued to consultants and others                   --          46,892
              Warrants issued to consultants and finders                  319,070         137,036
              Warrants issued for financing                               703,458         504,653
                                                                        ----------     ----------
                                                                         1,266,700      3,382,635
                                                                        ==========     ==========


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2004                                 $ 220,453
Less:  allowance for doubtful accounts                                      (0)
                                                                     ----------
                                                                     $ 220,453
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of June 30, 2004, determined on a first in first out basis. Inventory at June 30, 2004 was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $50,000.


Inventory at June 30, 2004:

Raw Materials                                                         $ 276,887
Work in process                                                          26,217
Finished Good                                                           244,985
Less: obsolescence reserve                                             (100,000)
                                                                      ---------
                                                                      $ 448,089
                                                                      =========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004, consists of the following:

                  Computer equipment and related software            $ 237,564
                  Office furniture and equipment                        17,926
                  Leasehold improvements                                84,849
                  Machinery and equipment                              200,026
                                                                     ---------
                                                                       540,365
                  Less accumulated depreciation and amortization      (357,638)
                                                                     ---------
                                                                     $ 182,727
                                                                     =========


NOTE 7 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2004, the Company had cash and cash equivalent balances totaling $106,056 in financial institutions, which were in excess of federally insured amounts.

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at June 30, 2004 consisted of the following:


Loan payable to the Company's Vice President of Marketing
issued on various dates in 2001-2004, 12% interest secured by
inventory and receivables of the Company, due upon demand.                57,412
                                                                          ======


We accrued interest of $3,594 on amounts due to related parties during the six month period ended June 30, 2004.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable outstanding at June 30, 2004 consisted of the following:

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

Principal Amount                                                        $150,000
                                                                        ========


On May 14, 2003, the Company entered into a convertible promissory note in the amount of $125,000 with Scientific Games. The note bears interest at 8% per annum and is due on May 14, 2004. The note can be converted, at the option of the holder, to shares of the Company's common stock at $1.58 per share, the market value of the Company's common stock on the date of issuance. In addition to the convertible note payable, the lender was issued 79,211 warrants to purchase shares of the Company's common stock for $0.03 per share. This note was converted into 79,211 shares of common stock on May 19, 2004. These shares were issued on August 11, 2004 and are reflected as shares to be issued on the balance sheet at June 30, 2004.

The remaining unamortized discount related to this note was expensed at that time, resulting in amortization expense of $13,719 for the three month period ended June 30, 2004. We also subsequently issued an additional 5,988 shares to Scientific Games relating to $10,479 of accrued interest on this note.

On May 14, 2003, Scientific Games made a $125,000 advance against future licensing fees to the Company. The advance was recorded as advances from customers on the balance sheet. On May 19, 2004, Scientific Games converted the prepaid license fee into a convertible promissory note in the amount of $125,000. This note is convertible at the option of the holder into the Company's common stock at $1.58 per share and, upon conversion, the holder was due to receive 79,211 warrants to purchase common stock at $0.03 per share. Scientific Games immediately converted this note into 79,211 shares of common stock. These shares were issued on August 11, 2004 and are reflected as shares to be issued on the balance sheet at June 30, 2004. The Company recognized expense of $125,000 for the three month period ended June 30, 2004 in connection with the issuance of the 79,211 warrants due to Scientific Games upon conversion of this note.

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

Common Stock

During the six-month period ended June 30, 2004, the Company:

o sold 896,044 shares of common stock for cash in private placement offerings for gross proceeds of $1,747,961. The Company paid $301,568, issued 43,850 shares of the Company's common stock and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 in payment to Falcon Capital, an Amsterdam based securities firm, for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. The shares and warrants issued to Falcon Capital were reflected as shares to be issued and warrants to be issued, respectively, on the March 31, 2004 balance sheet;

o issued 48,584 shares of common stock in exchange for the cancellation of accrued payroll of $108,710;

o issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $150,000, based on the stock price on the date of the agreement; and

o issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000, based on the stock price on the date of the agreement.

Shares to be Issued

At June 30, 2004, shares to be issued consisted of:

o 21,039 shares valued at $21 still to be issued to original uWink-DE (now uWink California) shareholders in connection with the acquisition of uWink-DE (now uWink California).

o 42,920 shares valued at $15,603 to be issued in connection with the Company's capital raising transactions. These shares remained unissued at June 30, 2004 for ministerial reasons.

o 317,299 shares valued at $254,760 to be issued to Scientific Games Corporation in connection with the conversion by Scientific Games of a $125,000 convertible note and a $125,000 prepaid licensing fee and the exercise by Scientific Games of warrants to purchase 158,422 shares of common stock at $0.03 per share. These shares remained unissued at June 30, 2004 for ministerial reasons.


Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of June 30, 2004.

                                                                 Weighted-
                                                                  Average
                                                                  Exercise
                                                    Warrants       Price
                                                    ---------     -------
Balance, December 31, 2003                           785,160       $3.46
Granted                                              474,211       $3.25
Exercised                                            158,422       $0.03
Cancelled                                             78,421       $6.31
Balance June 30, 2004                              1,022,528       $3.68
Exercisable June 30, 2004                          1,022,528       $3.68


During the three months ended June 30, 2004:

o        We issued 150,000 immediately exercisable 5-year warrants to CCRI, Inc.
         at exercise prices ranging between $5-$9 for financial consulting services rendered. The Company recognized expense equal to the fair value of the warrants of $474,216. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%.

o We issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 to Falcon Capital in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These warrants were reflected as warrants to be issued on the March 31, 2004 balance sheet.

o We issued 79,211 warrants to purchase the Company's common stock at an exercise price of $0.03 to Scientific Games in connection with the conversion by Scientific Games of a $125,000 prepaid licensing fee into common stock. The Company recognized expense of $125,000 for the three month period ended June 30, 2004 in connection with the issuance of the 79,211 warrants to Scientific Games. Scientific Games exercised these warrants on May 19, 2004. The shares relating to these warrants were issued on August 11, 2004 and are reflected as shares to be issued on the balance sheet at June 30, 2004.


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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of June 30, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Our executive offices are located at 5443 Beethoven Street, Los Angeles, California 90066 and consist of 10,000 square feet of office space. We lease this space pursuant to a lease expiring on January 1, 2005 at the rate of $10,000 per month.


NOTE 13 - SUBSEQUENT EVENTS

The following sets forth the significant capital raising transactions and equity issuances engaged in by the Company following June 30, 2004.

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

We were incorporated under the laws of the State of Utah on October 14, 1982. Prior to the reverse acquisition described below, our corporate name was Prologue. We had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue has acquired 98.8% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California acquired approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

      o uWink California is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of uWink California have been presented for the comparative prior period; and

      o Control of the net assets and business of Prologue was acquired effective December 4, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Prologue by uWink California. The historical cost of the net liabilities assumed was $750.

As a result of the transaction described above we changed our name from Prologue to uWink, Inc.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,844,836 for the six months ended June 30 2004, and as of June 30, 2004, we had an accumulated deficit of $19,616,899. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003.

Net sales for the six months ended June 30, 2004 increased by $395,518 (169%) from $223,549 for the six months ended June 30, 2003 to $629,067 for the six months ended June 30, 2004. We derive our revenue from the sale of our game terminals, amusement vending machines, licensing fees and network services. During the six months ended June 30, 2003, we were principally engaged in the process of securing new funding for the ongoing development of the Company's products. During the first 6 months of 2003, the Company sold approximately 12 Eyecon units and had approximately 5 employees working without cash compensation. The Company had very limited working capital during the first 6 months of 2003 and therefore did not have the funds to hire or pay employees. Revenue recognized in 2003 was mainly attributable to the licensing of game technology. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product. Based on the initial response from the marketplace, we suspended sales to reconfigure the product. We reintroduced Snap! into the marketplace in June 2004 and recorded $200,000 in orders for the month then ended. Additionally, in June 2004, we completed the test marketing of the Bear Shop unit and launched it for sale nationally at the end of the month. Licensing revenue for the first 6 months of 2004 amounted to $34,722 or approximately 6% of total revenue.

Cost of sales for the six months ended June 30, 2004 increased by $780,079 (12,643%) from $(6,170) for the six months ended June 30, 2003 to $773,910 for the six months ended June 30, 2004. Cost of sales activity during 2003 resulted in a negative based on credits received for the return of materials purchased previously. In 2004, approximately $275,000 of the increase in cost of sales is attributable to the cost associated with the seeding of the marketplace by issuing Snap! and Bear Shop units for evaluation by distributors with the anticipation of the eventual conversion into sales. Additionally, $358,000 of the increase was attributable to the increase in sales of the Snap! product. As hardware products with embedded software, Snap! and Bear Shop are constructed with a variety of hardware components, each of which incurs a cost on a per-unit basis. As a result, as we increase the number of units sold, we correspondingly increase our cost of sales.

Selling, general and administrative expenses for the six months ended June 30, 2004 increased by $2,334,122 (1063%) from $219,485 for the six months ended June 30, 2003 to $2,553,607 for the six months ended June 30, 2004. As stated above, during the six months ended June 30, 2003, there were limited operations as we were principally engaged in the process of securing new funding for the ongoing development of the Company's products. During the six months ended June 30, 2004, approximately $1,000,000 of the increase is attributable to the cost associated with the hiring of approximately 36 additional personnel; $250,000 of the increase is attributable to marketing, advertising and trade show expenses; and approximately $1,000,000 of the increase is attributable to audit, legal, and financial consulting expenses and additional expenses resulting from public reporting requirements. We anticipate that as sales increase we will continue to hire additional personnel in sales, marketing and engineering to support the organization.

Research and development expense for the six months ended June 30, 2004 increased by $192,945 (279%) from $69,053 for the six months ended June 30, 2003 to $261,998 for the six months ended June 30, 2004. As stated above, during the six months ended June 30, 2003, the Company had approximately 5 employees working without cash compensation. The Company had very limited working capital during the first 6 months of 2003 and therefore did not have the funds to hire or pay employees. During this time, we were principally engaged in the process of securing new funding for the ongoing development of the Company's products. The increase was due to the development of both new hardware and software products. A substantial portion of this expense was associated with the development of our Bear Shop prototype, which we began showcasing and test marketing in various Southern California locations during the first quarter of 2004.

Gain on the settlement of debt for the six months ended June 30, 2004 increased by $297,780 (7,336%) from $4,059 for the six months ended June 30, 2003 to $301,840 for the six months ended June 30, 2004. During this period, we were able to settle certain trade payables for amounts less than originally invoiced relating to over-billed amounts or amounts billed in error. In particular, we settled a trade payable to MCI Worldcom at a gain of $127,023 relating to inflated network usage invoices. We also settled a legal bill from outside counsel at a gain of $15,649. We also recorded a $137,500 gain on the settlement of a $137,500 payable to DeAmertek Corporation upon receiving written acknowledgment from DeAmertek that the Company had no obligation to DeAmertek.

Amortization of debt discounts for the six months ended June 30, 2004 increased by $169,798 (100%) from $0 for the six months ended June 30, 2003 to $169,798 for the six months ended June 30, 2004. In the second quarter of 2003 we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. On May 19, 2004, the holder of the note elected to convert this promissory note into common stock and also to convert a $125,000 prepaid license fee into common stock and warrants, as described below. Due to these conversions, we recorded $138,719 in beneficial conversion feature discount expense in addition to the $31,079 of debt discount amortization recorded for the first three months of 2004.

Interest expense for the six months ended June 30, 2004 increased by $14,197 (524%) from $2,707 for the six months ended June 30, 2003 to $16,905 for the six months ended June 30, 2004.

As a result, net loss for the six months ended June 30, 2004 increased by $2,797,654 (5,929%) from a net loss of $47,181 for the six months ended June 30, 2003 to a net loss of $2,844,836 for the six months ended June 30, 2004.

LIQUIDITY AND CASH RESOURCES

As of June 30, 2004, our cash position was $208,419 and we had negative working capital of $162,294. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the first and second quarters of 2004 we sold 896,044 shares of common stock for cash in private placement offerings for gross proceeds of $1,747,961. We have used the net proceeds (after commissions and professional fees) of the offering to complete the development of our products, restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital. Subsequent to the six months ended June 30, 2004, our liquidity and cash resources improved through the sales of 471,032 shares of our common stock for gross proceeds of $824,307.

Our debt outstanding at June 30, 2004 consists of the following:

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

On May 19, 2004, we converted a $125,000 convertible note due to Scientific Games into 79,211 shares of common stock. These shares are reflected in shares to be issued on the June 30, 2004 balance sheet and were issued on August 11, 2004. We also subsequently issued an additional 5,988 shares to Scientific Games relating to $10,479 of accrued interest on this note. In addition, on May 19, 2004, Scientific Games exercised warrants to purchase 79,211 share of common stock at $0.03 per share. The shares relating to these warrants were issued on August 11, 2004 and are reflected as shares to be issued on the balance sheet at June 30, 2004.

On May 14, 2003, Scientific Games made a $125,000 advance against future licensing fees to the Company. The advance was recorded as advances from customers. On May 19, 2004, Scientific Games converted the prepaid license fee into a convertible promissory note in the amount of $125,000. This note is convertible at the option of the holder into the Company's common stock at $1.58 per share and, upon conversion, the holder was due to receive 79,211 warrants to purchase common stock at $0.03 per share. Scientific Games immediately converted this note into 79,211 shares of common stock. The Company recognized expense of $125,000 for the three month period ended June 30, 2004 in connection with the issuance of the warrants due to Scientific Games upon conversion of this note. Scientific Games also exercised these warrants on May 19, 2004. The shares of common stock issuable upon conversion of the note and the exercise of the warrants were issued on August 11, 2004 and are reflected as shares to be issued on the June 30, 2004 balance sheet.

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

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of June 30, 2004 was $208,419.

During the six months ended June 30, 2004, we used $2,316,958 in cash in our operating activities, as compared to using $542,165 for the six months ended June 30, 2003. The change in the use of cash from our operating activities is primarily due to a $2,797,655 increase in our net loss for the first six months of 2004 as compared to the first six months of 2003, plus an increased cash investment in both inventory and accounts receivable of an aggregate of $430,896 in the first six months of 2004 as compared to the first six months of 2003, partially offset by a $771,712 increase in cash generated from accounts payable and accrued expenses in the first six months of 2004 as compared to the first six months of 2003 and the use of common stock and warrants to pay for $742,925 of services during the first 6 months of 2004.

During the six months ended June 30, 2004, we used $77,186 in cash in investing activities, as compared to $986 for the six months ended June 30, 2003. The increase is the result of new computer equipment purchases to both replace aging equipment and to support the increase in the Company's headcount. The Company will continue to make capital purchases to support its ongoing operations.

During the six months ended June 30, 2004, our financing activities provided cash in the amount of $1,446,393 as compared to $565,000 for the six months ended June 30, 2003. During the first two quarters of 2004 we completed private placements of equity securities for gross proceeds of $1,747,961 ($1,446,393 net of offering costs). During the six months ended June 30, 2003 we received gross proceeds of $820,000 from the private sales of our equity securities; issued a $125,000 convertible note; and repaid $380,000 of debt.


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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exists and the fees are fixed or determinable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2004, we sold or issued unregistered shares of our securities in the following transactions.

On April 1, 2004, we issued 150,000 immediately exercisable 5-year warrants to CCRI, Inc. at exercise prices ranging from $5-$9 for financial consulting services rendered. The Company recognized expense equal to the fair value of the warrants of $474,216. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On April 19, 2004, we issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 to Falcon Capital for services related to the sale of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These warrants were reflected as warrants to be issued on the March 31, 2004 balance sheet. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

On May 19, 2004, we issued 79,211 warrants to purchase the Company's common stock at an exercise price of $0.03 to Scientific Games in connection with the conversion by Scientific Games of a prepaid licensing fee into common stock. The Company recognized expense of $125,000 for the three-month period ended June 30, 2004 in connection with the issuance of the 79,211 warrants due to Scientific Games. Scientific Games exercised these warrants on May 19, 2004. The shares relating to the exercise of these warrants were issued on August 11, 2004 and are reflected as shares to be issued on the June 30, 2004 balance sheet. These issuances were made only to "accredited investors" pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Beginning on May 11, 2004 and ending on June 28, 2004, we sold 176,519 shares of common stock for gross proceeds of $308,907 to 16 investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of common stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. These warrants were issued on October 1, 2004. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $117,590 and also received 43,850 shares of the Company's common stock in payment for services related to the sales of the Company's securities in prior periods. The offer and sale of the common stock and warrants to the investors was exempt from the registration requirements of the Securities Act insofar as these issuances were made only to persons who are not "U.S. Persons" as defined in Regulation S and were not sold in the United States.

On April 1, 2004, we issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $150,000 rendered on behalf of the Company. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On April 1, 2004, we issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000 rendered on behalf of the Company. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On April 1, 2004, we issued 43,850 shares of common stock valued at $87,700 (based on the stock price on the date of the agreement) to Falcon Capital for selling shares of common stock in the Company's private placement offering in the first quarter of 2004. These shares are reflected as shares to be issued on the March 31, 2004 balance sheet. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     REGULATION
     S-B NUMBER                        EXHIBIT

         4.1      Form of uWink, Inc. Warrant, dated 2004. (1)

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-KSB filed on April 17, 2006.


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