Form 10QSB/A
period 2004-09-30
uWink, Inc.
filed 2006-07-20
CIK 1108699

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

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2004 (unaudited)     1

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2004 and 2003 (unaudited)                2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003 (unaudited)                             3

         Notes to Consolidated Financial Statements (unaudited)              4

Item 2.  Management's Discussion and Analysis or Plan of Operations         26

Item 3.  Controls and Procedures                                            33

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        34

Item 6.  Exhibits and Reports on Form 8-K                                   35

SIGNATURES                                                                  35

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the "Original Report") for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three and nine months ended September 30, 2004 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           UWINK, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                               SEPTEMBER
                                                                                30, 2004
                                                                               (RESTATED)
                                                                              ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $      2,165
     Account receivable, net of allowance for doubtful accounts of $95,782         371,453
     Inventory, net of obsolescence reserve of $370,400                            476,355
     Deposits - inventory                                                          260,600
     Prepaid expenses and other current assets                                      89,200
                                                                              ------------
  TOTAL CURRENT ASSETS                                                           1,199,773
                                                                              ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $375,076                                                     176,359
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $803,469                                          217,572
                                                                              ------------
                                                                              $  1,593,703
                                                                              ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $    732,777
     Accrued expenses                                                              135,954
     Accrued payroll and related benefits                                           27,625
     Due to related parties                                                         84,280
     Convertible note payable                                                      150,000
                                                                              ------------
  TOTAL CURRENT LIABILITIES                                                      1,130,636
                                                                              ------------


STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 10,520,805 shares issued and outstanding                        10,520
     Additional paid-in capital                                                 20,652,491
     Accumulated deficit                                                       (20,580,679)
     Shares to be issued                                                           182,722
     Warrants to be Issued                                                         198,013
                                                                              ------------
  TOTAL STOCKHOLDERS' EQUITY                                                       463,067
                                                                              ------------
                                                                              $  1,593,703
                                                                              ============


         The accompanying notes are an integral part of these unaudited consolidated financial statements

                                       1





                                     UWINK, INC. AND SUBSIDIARY
                                Consolidated Statements of Operations
                                             (Unaudited)

                                                      THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                        2004            2003*           2004            2003*
                                                     (RESTATED)                      (RESTATED)
                                                     -----------     -----------     -----------     -----------

NET SALES                                            $   474,929     $  (192,077)    $ 1,103,997     $    41,671

COST OF SALES                                             58,371          11,851         832,280           5,681

                                                     -----------     -----------     -----------     -----------
GROSS PROFIT (LOSS)                                      416,559        (203,928)        271,716          35,990
                                                     -----------     -----------     -----------     -----------

OPERATING EXPENSES
     Selling, general and administrative expenses      1,316,141         246,180       3,788,091         455,783
     Research and development                             29,391          35,985         291,389         115,120
                                                     -----------     -----------     -----------     -----------
       TOTAL OPERATING EXPENSES                        1,345,532         282,165       4,079,480         570,902
                                                     -----------     -----------     -----------     -----------

       LOSS FROM OPERATIONS                             (928,974)       (486,093)     (3,807,764)       (534,912)

OTHER INCOME/ (EXPENSE)
     Other income                                              3          44,337             478          48,433
     Debt discount expense                                    --         (47,742)       (169,798)        (47,742)
     Nominal stock option expense                        (47,493)             --        (144,159)             --
     Gain on settlement of debt                           34,939          48,396         336,779          48,396
     Interest expense                                     (7,247)        (91,507)        (24,152)        (93,964)
                                                     -----------     -----------     -----------     -----------
       TOTAL OTHER EXPENSE                               (19,798)        (46,516)           (852)        (44,877)
                                                     -----------     -----------     -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (948,771)       (532,608)     (3,808,616)       (579,789)

PROVISION FOR INCOME TAXES                                    --              --              --              --
                                                     -----------     -----------     -----------     -----------

NET LOSS                                             $  (948,771)    $  (532,608)    $(3,808,616)    $  (579,789)
                                                     ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE - BASIC & DILUTED          $     (0.10)    $     (0.18)    $     (0.42)    $     (0.20)
                                                     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                               9,790,309       2,929,823       9,032,615       2,929,823
                                                     ===========     ===========     ===========     ===========

                   The accompanying notes are an integral part of these unaudited consolidated financial statements

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three and nine months ended September 30, 2003.





                                UWINK, INC. AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                          NINE MONTH PERIODS ENDED
                                                                               SEPTEMBER 30
                                                                           2004            2003*
                                                                        (RESTATED)
                                                                        -----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                             $(3,808,616)    $  (579,789)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization of debt discount on convertible note payable            169,798              --
       Amortization of options issued below market price                    144,159              --
       Depreciation and amortization expense                                115,863          67,500
       Bad debt allowance                                                    95,782              --
       Gain on Settlement of Debt                                          (336,779)             --
       Issuance of warrants for services                                    474,215              --
       Issuance of common stock for payroll                                 108,710              --
       Issuance of common stock for services                                466,270              --
       Issuance of common stock on conversion of prepaid license fee        125,000              --
       Inventory Obsolesence Reserve                                        319,149              --
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (335,179)         14,441
     Inventory                                                             (616,369)          1,976
     Deposits - inventory                                                  (260,600)             --
     Prepaid expenses and other current assets                              (74,976)         35,291
     Accounts payable                                                       272,749        (169,631)
     Accrued expenses                                                        67,339        (244,658)
     Accrued payroll and related benefits                                  (225,063)       (137,876)
     Advances from Customers                                               (159,722)        163,889
                                                                        -----------     -----------
Net cash used in operating activities                                    (3,458,268)       (848,858)
                                                                        -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                       (88,256)       (107,278)
   Payment for capitalized product development costs                       (240,429)         26,979
                                                                        -----------     -----------
Net cash used in investing activities                                      (328,685)        (80,299)
                                                                        -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds (repayments) from issuance of debt                                   --        (352,256)
   Proceeds (repayments) from advances from related parties                  26,868          (5,000)
   Proceeds from issuance of common stock                                 2,988,722       1,307,298
   (Payment) of offering costs                                             (382,642)             --
                                                                        -----------     -----------
Net cash provided by financing activities                                 2,632,948         950,042
                                                                        -----------     -----------

NET INCREASE/ (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      (1,154,005)         20,884

CASH AND CASH EQUIVALENTS, Beginning of period                            1,156,170           6,683
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS, End of period                                $     2,165     $    27,567
                                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                        $    24,152     $        --
                                                                        ===========     ===========
   Income taxes paid                                                    $       800     $        --
                                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of debt into shares of common stock                       $   237,133     $
                                                                        ===========     ===========


                   The accompanying notes are an integral part of these
                       unaudited consolidated financial statements.

* The independent accountants have not reviewed the unaudited consolidated financial statements for the three and nine months ended September 30, 2003.



                                        3

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $3,808,616 for the nine months ended September 30, 2004, and as of September 30, 2004, the Company had an accumulated deficit of $20,580,679. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its expanding operations over the next 12 months. The Company believes that it will need at least an additional $2.5 million of working capital to fund inventory and accounts receivable resulting from the projected demand for its Snap! and Bear Shop products, as well as further development of those products, and, if necessary, to finance future losses from operations. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

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

Amortization of capitalized software development costs was $29,224 for the three months ended and $69,634 for the nine months ended September 30, 2004.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. The Company had no advances from customers at September 30, 2004.

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

                                                        2004            2003
                                                     ------------   ------------
         Net loss
           As reported                               $(3,808,616)  $   (579,789)
           Compensation recognized under APB 25          144,159         48,333
           Compensation recognized under SFAS 123       (343,977)       (85,487)

                                                     ------------   ------------
                      Pro forma                      $(4,008,434)  $   (616,943)

                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.42) $     (0.20)
           Pro forma                                 $     (0.44) $     (0.21)


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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for options granted in prior periods was estimated at the date of grant in 2002 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 40%; and a weighted average expected life of the option of 10 years. There were no options granted in 2003 or in the first six months of 2004.

On July 15, 2004, we granted a total of 663,500 10-year options to employees at a strike price of $2.40 per share and 150,000 10-year options to another employee at a strike price of $2.64. For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.25%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 84%; and a weighted average expected life of the option of 10 years.

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

The following table summarizes the options outstanding as of September 30, 2004.

                                                                    Weighted
                                                   Stock             Average
                                                  Option             Exercise
                                                   Plans              Price
                                                ----------         ------------
Balance December 31, 2003                         613,413             $  0.96
Granted                                           813,500                2.44
Exercised                                           --                   --
Canceled                                           41,348             $  1.60
Balance September 30, 2004                      1,385,565             $  1.81
Exercisable September 30, 2004                    470,965             $  1.25

The weighted average remaining contractual life of options outstanding issued under the plans is 8.9 years at September 30, 2004. The exercise prices for the options outstanding under the plans at September 30, 2004 ranged from $0.32 to $6.31.

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


Balance sheet at December 31, 2004:


                                                                             PREVIOUSLY          INCREASE
                                                                              REPORTED           (DECREASE)          RESTATED

     Cash and cash equivalents                                              $     58,307              (965)           57,342
     Account receivable,
     net of allowance for doubtful accounts of $140,630 and $95,782              659,751          (377,741)          282,010
     Inventory, net of obsolescence reserve of $370,400 and $370,400             480,447            39,223           519,670
     Prepaid expenses and other current assets                                    72,890           (22,500)           50,391

TOTAL CURRENT ASSETS                                                           2,239,588          (361,982)        1,877,606
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
     DEPRECIATION OF $400,478 AND $400,478, RESPECTIVELY                         151,450              (494)          150,956
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET OF
     ACCUMULATED AMORTIZATION OF $830,617 AND $826,370, RESPECTIVELY             225,289           (24,092)          201,197

TOTAL ASSETS                                                                $  2,616,327          (386,568)        2,229,759

CURRENT LIABILITIES
     Accounts payable                                                       $    821,996             2,621           824,617
     Accrued expenses                                                            128,477             7,130           135,608
     Due to related parties                                                      417,139            50,000           467,139
     Convertible note payable, net of discounts of $206,253 and $36,905          168,750           119,348           288,098

TOTAL CURRENT LIABILITIES                                                      2,331,781           179,102         2,510,882

STOCKHOLDERS' DEFICIT
     Common stock                                                                 10,736              (120)           10,616
     Additional paid-in capital                                               20,814,442           249,883        21,064,324
     Accumulated deficit                                                     (20,540,633)         (992,360)      (21,532,993)
     Shares to be Issued                                                              --           176,930           176,930

TOTAL STOCKHOLDERS' DEFICIT                                                      284,545          (565,668)         (281,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  2,616,327          (386,568)        2,229,759






Statement of operations for the year ended December 31, 2004:


                                                                         PREVIOUSLY           INCREASE
                                                                          REPORTED            (DECREASE)           RESTATED

NET SALES                                                             $  1,819,978             (422,563)           1,397,415
COST OF SALES                                                            1,179,576              (44,845)           1,134,731
GROSS PROFIT                                                               640,402             (377,718)             262,684
OPERATING EXPENSES
      Selling, general and administrative expenses                       4,027,205              805,030            4,832,235
      Research and development                                             355,315               (3,984)             351,332
TOTAL OPERATING EXPENSES                                                 4,382,520              801,047            5,183,567
LOSS FROM OPERATIONS                                                    (3,742,118)          (1,178,766)          (4,920,883)
OTHER INCOME (EXPENSE)
      Debt discount expense                                               (157,469)              12,797             (144,672)
      Nominal Stock Option Expense                                        (221,236)             221,236                   --
      Gain on settlement of debt                                           397,256              (38,961)             358,295
      Interest expense                                                     (65,226)              (8,666)             (73,892)
TOTAL OTHER INCOME (EXPENSE)                                               (24,082)             186,406              162,324
LOSS BEFORE PROVISION FOR INCOME TAXES                                  (3,766,200)            (992,399)          (4,758,599)
NET LOSS                                                              $ (3,769,322)            (992,360)          (4,761,682)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                         $      (0.35)               (0.17)               (0.52)

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                                               10,737,051           (1,662,706)           9,074,345






Statement of cash flows for the year ended December 31, 2004:


                                                                                    PREVIOUSLY        INCREASE
                                                                                     REPORTED         (DECREASE)       RESTATED

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(3,769,322)        (992,360)     $(4,761,682)
    Adjustment to reconcile net loss to net cash used in operating activities:
        Amortization of debt discount on convertible note payable                      157,469           10,389          167,858
        Amortization of options issued below market price                              129,066           44,599          173,665
        Depreciation and amortization expense                                          168,414           (4,247)         164,167
        Bad debt allowance                                                             140,630          (44,848)          95,782
        Issuance of warrants for services                                                   --          474,216          474,216
        Issuance of common stock for payroll and exercise of options                        --          144,975          144,975
        Issuance of common stock for services                                          456,963           56,150          513,113
        Inventory obsolescence reserve                                                 319,149            1,250          320,400
    Changes in operating assets and liabilities:
      Accounts receivable net of provision for sales returns of $150,000
         as restated                                                                  (668,961)         423,326         (245,635)
      Inventory                                                                       (301,311)        (359,623)        (660,934)
      Deposits-Sega Gameworks                                                         (615,000)         615,000               --
      Deposits                                                                         (23,403)          22,500             (903)
      Prepaid expenses and other current assets                                        (27,270)            (686)         (27,956)
      Accounts payable                                                                 147,726          (95,476)          52,250
      Accrued expenses                                                                 (61,673)         128,666           66,993
      Advances from Customers                                                          (59,722)         125,000           65,278

Net cash used in operating activities                                               (4,512,706)         548,832       (3,963,874)

CASH FLOW FROM INVESTING ACTIVITIES:
    Payment for property and equipment                                                 (88,750)             494          (88,256)
    Payment for capitalized product development costs                                 (275,294)          28,339         (246,955)
    Deposits - Sega Gameworks                                                               --         (615,000)        (615,000)

Net cash used in investing activities                                                 (364,044)        (586,167)        (950,211)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from debt, net of conversion into common stock                          1,069,574         (279,574)         790,000
    Proceeds from advances from related parties                                        132,000          277,727          409,727
    Proceeds from issuance of common stock                                           2,977,672           20,498        2,998,170
    Payment of offering costs                                                         (400,360)          17,718         (382,642)

Net cash provided by financing activities                                            3,778,886           36,369        3,815,255

NET DECREASE IN CASH AND CASH EQUIVALENT                                            (1,097,863)            (967)      (1,098,830)

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    58,307             (965)     $    57,342

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Issuance of common stock for services                                          $   481,963           31,150      $   513,113



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

As a result of the above adjustments to the 2004 financial statements, the Company has restated the affected balances for the quarter ended September 30, 2004. The following presents the effect on the Company's previously issued financial statements for the quarter ended September 30, 2004. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT. The restated financial statements also include certain reclassifications made purely for presentation purposes.

Balance Sheet at September 30, 2004:

                                                                 Previously        Increase
                                                                  Reported        (Decrease)      Restated

CURRENT ASSETS
       Cash and cash equivalents                                     2,910            (745)          2,165
       Account receivable, net of allowance for doubtful
             accounts of $0 and $95,782, respectively              720,261        (348,808)        371,453
       Inventory, net of obsolescence reserve of $99,745
             and $370,400, respectively                            724,077        (247,722)        476,355
       Deposits - inventory                                             --         260,600         260,600
       Prepaid expenses and other current assets                   357,600        (268,400)         89,200
TOTAL CURRENT ASSETS                                             1,804,848        (605,075)      1,199,773
PROPERTY AND EQUIPMENT, net of accumulated
        depreciation of $396,322 and $375,076, respectively        155,607          20,752         176,359
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
       accumulated amortization of $780,612
       and $803,469, respectively                                  268,768         (51,196)        217,572
TOTAL ASSETS                                                     2,229,223        (635,520)      1,593,703
CURRENT LIABILITIES
       Accounts payable                                            727,138           5,639         732,777
       Accrued expenses                                            167,532         (31,578)        135,954
       Accrued payroll and related benefits                             --          27,625          27,625
TOTAL CURRENT LIABILITIES                                        1,128,950           1,686       1,130,636
TOTAL LIABILITIES                                                1,128,950           1,686       1,130,636
STOCKHOLDERS' DEFICIT
       Common stock, $0.001 par value; 50,000,000 shares
             authorized; 10,628,594 and 10,520,805 shares
             issued and outstanding, respectively                   10,628            (108)         10,520
       Additional paid-in capital                               20,428,778         223,713      20,652,491
       Accumulated deficit                                     (19,339,133)     (1,241,546)    (20,580,679)
       Shares to be issued                                              --         182,722         182,722
       Warrants to be issued                                            --         198,013         198,013
TOTAL STOCKHOLDERS' DEFICIT                                      1,100,273        (637,206)        463,067
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      2,229,223        (635,520)      1,593,703






Statement of Operations for nine months ended September 30, 2004:

                                                                 Previously        Increase
                                                                  Reported        (Decrease)      Restated

NET SALES                                                        1,364,672        (260,675)      1,103,997
COST OF SALES                                                      841,049          (8,769)        832,280
GROSS PROFIT (LOSS)                                                523,623        (251,907)        271,716
OPERATING EXPENSES
       Selling, general and administrative expenses              2,979,550         808,541       3,788,091
       Research and development                                    293,412          (2,023)        291,389
TOTAL OPERATING EXPENSES                                         3,272,962         806,518       4,079,480
LOSS FROM OPERATIONS                                            (2,749,339)     (1,058,425)     (3,807,764)
OTHER INCOME (EXPENSE)
       Debt discount expense                                      (138,719)        (31,079)       (169,798)
       Nominal stock option expense                                     --        (144,159)       (144,159)
       Gain on settlement of debt                                  375,739         (38,960)        336,779
       Interest expense                                            (55,231)         31,079         (24,152)
TOTAL OTHER INCOME (EXPENSE)                                       182,267        (183,119)           (852)
LOSS BEFORE PROVISION FOR INCOME TAXES                          (2,567,072)     (1,241,544)     (3,808,616)
NET LOSS                                                        (2,567,072)     (1,241,544)     (3,808,616)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                          (0.27)          (0.15)          (0.42)
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING - BASIC                                       9,596,042        (563,427)      9,032,615






Statement of cash flows for nine months ended September 30, 2004:

                                                                 Previously        Increase
                                                                  Reported        (Decrease)      Restated

CASH FLOW FROM OPERATING ACTIVITIES:
       Net loss                                                 (2,567,072)     (1,241,544)     (3,808,616)
       Adjustment to reconcile net loss to net cash
             Provided by (used in) operating activities:
                  Amortization of debt discount on
                    convertible note payable                       138,719          31,079         169,798
                  Amortization of options issued
                    below market price                             161,466         (17,307)        144,159
                  Depreciation and amortization expense            114,252           1,611         115,863
                  Bad debt allowance                                    --          95,782          95,782
                  Gain on Settlement of Debt                            --        (336,779)       (336,779)
                  Issuance of warrants for services                     --         474,215         474,215
                  Issuance of common stock for payroll                  --         108,710         108,710
                  Issuance of common stock for services            379,245          87,025         466,270
                  Issuance of common stock on
                    conversion of prepaid license fee                   --         125,000         125,000
                  Inventory Obsolesence Reserve                         --         319,149         319,149
       Changes in operating assets and liabilities:
             Accounts receivable                                  (588,104)        252,925        (335,179)
             Inventory                                            (544,942)        (71,427)       (616,369)
             Deposits - inventory                                       --        (260,600)       (260,600)
             Deposits                                             (272,803)        272,803              --
             Prepaid expenses and other current assets             (43,317)        (31,659)        (74,976)
             Accounts payable                                       51,083         221,666         272,749
             Accrued expenses                                      (62,471)        129,810          67,339
             Accrued payroll and related benefits                 (212,002)        (13,061)       (225,063)
             Advances from Customers                               (34,722)       (125,000)       (159,722)
Net cash used in operating activities                           (3,480,668)         22,400      (3,458,268)
CASH FLOW FROM INVESTING ACTIVITIES:
       Payment for property and equipment                          (88,750)            494         (88,256)
       Payment for capitalized product development costs          (268,768)         28,339        (240,429)
Net cash used in investing activities                             (357,517)         28,832        (328,685)
CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                    3,033,838         (45,116)      2,988,722
       (Payment) of offering costs                                (375,780)         (6,862)       (382,642)
Net cash provided by financing activities                        2,684,926         (51,978)      2,632,948
NET DECREASE IN CASH AND
       CASH EQUIVALENTS                                         (1,153,260)           (745)     (1,154,005)
CASH AND CASH EQUIVALENTS, End of period                             2,910            (745)          2,165
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid                                                55,766         (31,614)         24,152
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
       Issuance of common stock for accrued salaries               133,793         (25,083)        108,710
       Issuance of common stock for services                       245,542         220,728         466,270




NOTE 3 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2004 and 2003 because the effect would have been anti-dilutive:

                                                                           2004           2003
                                                                        ----------     ----------
              Shares to be issued upon conversion
                of preferred stock                                            --        1,610,018
              Shares to be issued upon conversion
                of convertible notes                                       94,937         517,515
              Stock options issued to employees                            67,647        566,521
              Stock options issued to consultants and others                  --           46,892
              Warrants issued to consultants and finders                  313,271         137,036
              Warrants issued for financing                               687,074         504,653
                                                                        ----------     ----------
                                                                         1,162,929      3,382,635
                                                                        ==========     ==========



NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2004 were marked down to net realizable value, as reflected by an increase in the allowance for doubtful accounts of $95,782.

Accounts Receivable at September 30, 2004                            $ 467,235
Less:  allowance for doubtful accounts                                 (95,782)
                                                                     ----------
                                                                     $ 371,453
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of September 30, 2004, determined on a first in first out basis. Inventory at September 30, 2004 was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $270,400.

Inventory at September 30, 2004                                      $ 846,755
Less: obsolescence reserve                                            (370,400)
                                                                     ----------
                                                                     $ 476,355
                                                                     ==========


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004, consists of the following:

                  Computer equipment and related software            $  246,984
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                               201,676
                                                                      ---------
                                                                        551,435
                  Less accumulated depreciation and amortization       (375,076)
                                                                      ---------
                                                                      $ 176,359
                                                                      =========


NOTE 7 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2004, the Company had no cash and cash equivalent balances in financial institutions, which were in excess of federally insured amounts.

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at September 30, 2004 consisted of the following:

Loan payable to the Company's Vice President of Marketing issued on various dates in 2001-2004, 12% interest
secured by inventory and receivables of the Company, due upon demand.                    $ 50,780

Loan payable to the wife of the President and CEO issued September 14,
2004, 8% interest
unsecured, due upon demand.                                                                31,000

Loan payable to the Company's Vice President of Operations issued September 14,
2004, 8% interest
unsecured, due upon demand.                                                                 2,500

                                                                                         ---------

Total                                                                                    $  84,280
                                                                                         =========


During the three months ended September 30, 2004, we repaid $6,632 of the loan payable to the Company's Vice President of Marketing. We accrued interest of $5,316 and repaid interest of $395 on amounts due to related parties during the nine month period ended September 30, 2004.






NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable outstanding at September 30, 2004 consisted of the following:

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

Common Stock

During the nine months ended September 30, 2004, the Company:

         o sold 719,521 shares of common stock for cash in private placement offerings for gross proceeds of $1,439,050. The Company paid $190,866, issued 43,850 shares of the Company's common stock and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 in payment to Falcon Capital, an Amsterdam based securities firm, for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital;

         o sold 890,992 shares of common stock for gross proceeds of $1,559,124. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a commission of $191,777 for services related to the sales of the Company's securities. In addition, the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. These warrants were issued on October 1, 2004 and are reflected as warrants to be issued on the September 30, 2004 balance sheet. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital;

         o issued 48,584 shares of common stock in exchange for the settlement of accrued payroll of $108,710;

         o issued 30,000 shares of common stock to CCRI, Inc. in exchange for investor relation services valued at $150,000, based on the stock price on the date of the agreement;

         o issued 5,000 shares of common stock to Jaffoni & Collins for public relations services valued at $10,000, based on the stock price on the date of the agreement;

         o issued 323,288 shares valued at $254,760 to Scientific Games Corporation in connection with the conversion by Scientific Games of a $125,000 convertible note and a $125,000 prepaid licensing fee and the exercise by Scientific Games of warrants to purchase 158,422 shares of common stock at $0.03 per share. 317,299 of these shares were reflected as shares to be issued on the balance sheet at June 30, 2004;

         o issued 50,000 shares of its common stock to New Capital Advisors for financial consulting services rendered on behalf of the Company valued at $125,000, based on the stock price on the date of the agreement;

         o issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,000, based on the stock price on the date of the agreement; and

         o issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000, based on the stock price on the date of the agreement.

Shares to be Issued

At September 30, 2004, shares to be issued consisted of:


         o 21,039 shares valued at $21 still to be issued to original uWink-DE (now uWink California) shareholders in connection with the acquisition of uWink-DE (now uWink California).

         o 28,685 shares valued at $51,451 to be issued in connection with the Company's capital raising transactions. These shares remained unissued at September 30, 2004 for ministerial reasons.

         o 75,000 shares valued at $131,250 to be issued to Falcon Capital for investor relations services. These shares remained unissued at September 30, 2004 for ministerial reasons.

Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of September 30, 2004.

                                                                  Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ---------      -------
Balance, December 31, 2003                           785,160       $3.46
Granted                                              474,211       $3.25
Exercised                                            158,422       $0.03
Cancelled                                            100,601       $6.50
Balance September 30, 2004                         1,000,348       $3.60
Exercisable September 30, 2004                     1,000,348       $3.60


During the nine months ended September 30, 2004:

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

o We issued 79,211 warrants to purchase the Company's common stock at an exercise price of $0.03 to Scientific Games in connection with the conversion by Scientific Games of a $125,000 prepaid licensing fee into common stock. The Company recognized expense of $125,000 in connection with the issuance of the 79,211 warrants to Scientific Games. Scientific Games exercised these warrants on May 19, 2004. The shares relating to these warrants were issued on August 11, 2004 and were reflected as shares to be issued on the balance sheet at June 30, 2004.

Subsequent warrant issuances and warrants to be issued:

o On September 29, 2004, we completed the sale of 890,992 shares of common stock for gross proceeds of $1,559,124. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of stock purchased in the offering. The warrants were issued on October 1, 2004, are immediately exercisable, and will remain exercisable for five years. In addition, the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. These warrants were issued on October 1, 2004 and are reflected as warrants to be issued on the September 30, 2004 balance sheet. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of September 30, 2004, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Our executive offices are located at 5443 Beethoven Street, Los Angeles, California 90066 and consist of 10,000 square feet of office space. We lease this space pursuant to a lease expiring on January 1, 2005 at the rate of $10,000 per month.

NOTE 13 - SUBSEQUENT EVENTS

The following sets forth the significant capital raising transactions and equity issuances engaged in by the Company following September 30, 2004.

On October 1, 2004, the Company issued 75,000 shares of common stock valued at $131,250 to Falcon Capital for investor relations services provided to the Company. These shares are reflected as shares to be issued on the balance sheet at September 30, 2004.

On October 1, 2004, the Company issued 890,988 immediately exercisable, 5-year warrants to purchase one share of its common stock at an exercise price of $3.50 per share to investors in its private placement offering conducted from May to September 2004.

On October 1, 2004, the Company issued 85,000 warrants to purchase one share of its common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging a private placement offering conducted from May to September 2004. The warrants are immediately exercisable and are exercisable for 5 years. These warrants are reflected as warrants to be issued on the September 30, 2004 balance sheet. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

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

We design, develop and market entertainment and gaming software. Much of our software is bundled on our proprietary credit card- and cash-operated game terminals and amusement vending machines. We derive revenue from the sale of our game terminals, amusement vending machines and prizes that the machines dispense. We generate recurring revenue from ongoing software upgrades, tournament network services and reorders of vending machine products. We realize additional revenue from the licensing of our software to lottery, gaming and electronics manufacturers. We sell our products in the United States and some international markets with the majority of our sales being generated in Asia. Our core product line includes: Snap, a network-capable countertop game terminal offering 60 proprietary short-form video games; and Bear Shop, a vending machine utilizing interactive and entertaining software to dispense customized plush teddy bear toys and accessories. We anticipate the use of the Bear Shop vending technology will be utilized for the sale of a range of other products. We believe that we have an experienced product development team with diverse skills, allowing us to develop new software programs on a common platform as well as perform the majority of our physical prototyping in-house.

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

We were incorporated under the laws of the State of Utah on October 14, 1982. Prior to the reverse acquisition described below, our corporate name was Prologue. We had not generated significant revenue and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, California Inc., a Delaware corporation ("uWink California") and its stockholders, Prologue has acquired 99.5% of the issued and outstanding shares of uWink California's capital stock. We expect to acquire the remaining uWink California shares outstanding in subsequent closings. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. Since the stockholders of uWink California acquired approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $3,808,616 for the nine months ended September 30 2004, and as of September 30, 2004, we had an accumulated deficit of $20,580,679. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine months Ended September 30, 2004 Compared With Nine months Ended September 30, 2003.

Net sales for the nine months ended September 30, 2004 increased by $1,062,325 (2,549%) from $41,671 for the nine months ended September 30, 2003 to $1,103,997 for the nine months ended September 30, 2004. For the nine months ended September 30, 2003 the Company's operations were very limited. For this period, there were approximately 5 employees and less than $30,737 in revenue generated by product sales. Upon completion of the reverse merger previously discussed and the related sale of the Company's equity securities, the Company was effectively recapitalized and restarted. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product in the first 60 days after the product launch. Based on the initial response from the marketplace, we suspended sales to reconfigure the product. We reintroduced the Snap! product into the marketplace in June 2004 and recorded $200,000 in orders for the month then ended. For nine months ended September 30, 2004, we generated more than $750,000 in revenue from the sale of 375 Snap! units. As of September 30, 2004, the Company has an order backlog for 305 Snap! units with a value of $620,000. In July 2004, we introduced the Bear Shop, a vending machine that allows purchasers to design their own "toy bear" characters with unique colors, clothing, and accessories. For the nine months ended September 30, 2004, we sold approximately $340,000 in Bear Shop units and related plush reorders. As of September 30, 2004, the Company has an order backlog for 265 Bear Shop units with a value of $1,600,000. Licensing revenue for the first 9 months of 2004 amounted to $34,722 or approximately 3% of total revenue.

Cost of sales for the nine months ended September 30, 2004 increased by $826,599 (14,550%) from $5,681 for the nine months ended September 30, 2003 to $832,280 for the nine months ended September 30, 2004. Cost of sales activity during 2003 reflected the very low level of product sales for that period. In 2004, approximately $275,000 of the increase in cost of sales is attributable to the cost associated with the seeding of the marketplace by issuing Snap! and Bear Shop units for evaluation by distributors with the anticipation of the eventual conversion into sales. Additionally, $358,000 of the increase was attributable to the increase in sales of the Snap! product. As hardware products with embedded software, Snap! and Bear Shop are constructed with a variety of hardware components, each of which incurs a cost on a per-unit basis. As a result, as we increase the number of units sold, we correspondingly increase our cost of sales.

Our gross profit percentage was 86.3% for the nine months ended September 30, 2003 compared to 24.6% for the nine months ended September 30, 2004. As hardware products with embedded software, the cost of sales associated with sales of SNAP! and Bear Shop generated in 2004 are significantly higher than the sale of software alone, which was the primary source of sales for the nine months ended September 30, 2003.

Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $3,332,308 (731%) from $455,783 for the nine months ended September 30, 2003 to $3,788,091 for the nine months ended September 30, 2004. Approximately $1,275,000 of the increase is attributable to the cost associated with the hiring of additional personnel; $250,000 of the increase is attributable to marketing, advertising and trade show expenses; and $1,200,000 of the increase is attributable to audit, legal, and consulting expenses, and other expenses resulting from public reporting requirements. We anticipate that as sales increase we will continue to hire additional personnel in sales, marketing and engineering to support the organization.

Research and development expense for the nine months ended September 30, 2004 increased by $176,269 (153%) from $115,120 for the nine months ended September 30, 2003 to $291,389 for the nine months ended September 30, 2004. The increase in the nine months ended September 30, 2004 was principally due to the ongoing development efforts on the Bear Shop product and continued enhancement of the Snap! product.

Gain on the settlement of debt for the nine months ended September 30, 2004 increased by $288,382 (595%) from $48,396 for the nine months ended September 30, 2003 to $336,779 for the nine months ended September 30, 2004. During this period, we were able to settle certain trade payables for amounts less than originally invoiced relating to over-billed amounts or amounts billed in error. In particular, we settled a trade payable to MCI Worldcom at a gain of $127,023 relating to inflated network usage invoices. We also settled a legal bill from outside counsel at a gain of $15,649. We also recorded a $137,500 gain on the settlement of a $137,500 payable to DeAmertek Corporation upon receiving written acknowledgment from DeAmertek that the Company had no obligation to DeAmertek and recorded a $34,395 gain on the settlement of a trade payable to our former auditors Stonefield Josephson relating to accounting services.

Amortization of debt discounts for the nine months ended September 30, 2004 increased by $122,056 (255%) from $47,742 for the nine months ended September 30, 2003 to $169,798 for the nine months ended September 30, 2004. In the second quarter of 2003, we issued a convertible note payable in the amount of $125,000 that included detachable warrants to purchase shares of our common stock and also a conversion feature. On May 19, 2004, the holder of the note elected to convert this promissory note into common stock and also to convert a $125,000 prepaid license fee into common stock and warrants, as described below. Due to these conversions, we recorded $138,719 in beneficial conversion feature discount expense in addition to the $31,079 of debt discount amortization recorded for the first three months of 2004.

Interest expense for the nine months ended September 30, 2004 decreased by $69,812 (74%) from $93,964 for the nine months ended September 30, 2003 to $24,152 for the nine months ended September 30, 2004. The decrease in interest expense reflects the conversion of debt into common stock during 2004.

As a result, net loss for the nine months ended September 30, 2004 increased by $3,228,826 (556%) from a net loss of $579,789 for the nine months ended September 30, 2003 to a net loss of $3,808,616 for the nine months ended September 30, 2004.

LIQUIDITY AND CASH RESOURCES

As of September 30, 2004, our cash position was $2,165 and we had working capital of $69,137. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the first three quarters of 2004 we sold 1,610,513 shares of common stock for cash in private placement offerings for gross proceeds of $2,988,722. We have used the net proceeds (after commissions and professional fees) of the offerings to complete the development of our products, restructure and improve our balance sheet, pay off certain accounts payable and accrued liabilities, purchase game terminal inventory and for working capital.

Our debt outstanding at September 30, 2004 consists of the following:

A $50,780 loan payable to the Company's Vice President of Marketing issued on various dates in 2001-2004. The loan bears interest at 12%, is secured by inventory and receivables of the Company, and is due upon demand.

A $31,000 loan payable to the wife of the President and CEO issued September 14, 2004. The loan bears interest at 8% and is due upon demand.

A $2,500 loan payable to the Company's Vice President of Operations issued September 14, 2004. The loan bears interest at 8% and is due upon demand.

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

On May 19, 2004, we converted a $125,000 convertible note due to Scientific Games into 79,211 shares of common stock. These shares were reflected as shares to be issued on the June 30, 2004 balance sheet and were issued on August 11, 2004. We also subsequently issued an additional 5,988 shares to Scientific Games relating to $10,479 of accrued interest on this note. In addition, on May 19, 2004, Scientific Games exercised warrants to purchase 79,211 share of common stock at $0.03 per share. The shares relating to these warrants were issued on August 11, 2004 and were reflected as shares to be issued on the balance sheet at June 30, 2004.

On May 14, 2003, Scientific Games made a $125,000 advance against future licensing fees to the Company. The advance was recorded as advances from customers. On May 19, 2004, Scientific Games converted the prepaid license fee into a convertible promissory note in the amount of $125,000. This note is convertible at the option of the holder into the Company's common stock at $1.58 per share and, upon conversion, the holder was due to receive 79,211 warrants to purchase common stock at $0.03 per share. Scientific Games immediately converted this note into 79,211 shares of common stock. The Company recognized expense of $125,000 for the three month period ended June 30, 2004 in connection with the issuance of the warrants due to Scientific Games upon conversion of this note. Scientific Games also exercised these warrants on May 19, 2004. The shares of common stock issuable upon conversion of the note and the exercise of the warrants were issued on August 11, 2004 and were reflected as shares to be issued on the June 30, 2004 balance sheet.

We will need additional working capital to fund our expanding operations over the next 12 months. We believe that we will need at least an additional $2.5 million of working capital to fund inventory and accounts receivable resulting from the projected demand for our Snap! and Bear Shop products and, if necessary, to finance future losses from operations. We expect to use approximately $1.7 million of the additional $2.5 million of working capital to finance the production of our Bear Shop and Snap! units. We intend to use the remaining net proceeds to finance research and development activities, sales and marketing activities, general and administrative matters and on capital expenditures. We have not yet allocated specific amounts for these purposes. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of September 30, 2004 was $2,165.

During the nine months ended September 30, 2004, we used $3,458,268 in cash in our operating activities, as compared to using $848,858 for the nine months ended September 30, 2003. The change in the use of cash from our operating activities is primarily due to a $3,228,827 increase in our net loss for the first nine months of 2004 as compared to the first nine months of 2003, plus an increased cash investment in inventory, inventory deposits and accounts receivable of an aggregate of $1,228,565 in the first nine months of 2004 as compared to the first nine months of 2003, partially offset by the use of common stock and warrants to pay for $1,049,195 of services in 2004 and a $754,377 increase in cash generated from accrued expenses and accounts payable in the first nine months of 2004 as compared to the first nine months of 2003.

During the nine months ended September 30, 2004, we used $328,685 in cash in investing activities, as compared to $80,299 for the nine months ended September 30, 2003. The increase is principally the result of payment for capitalized product development costs and new computer equipment purchases to both replace aging equipment and to support the increase in the Company's headcount. The Company will continue to make capital purchases to support its ongoing operations.

During the nine months ended September 30, 2004, our financing activities provided cash in the amount of $2,632,948 as compared to providing $950,042 for the nine months ended September 30, 2003. During the first three quarters of 2004, we completed private placements of equity securities for gross proceeds of $2,988,722 ($2,606,080 net of offering costs). During the nine months ended September 30, 2003, we received gross proceeds of $1,307,298 from the private sales of our equity securities; made net repayment of $5,000 of related party debt; and repaid $352,256 of debt.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2004, we sold or issued unregistered shares of our securities in the following transactions:

From July 6, 2004 to September 29, 2004, we completed the sale of 709,057 shares of common stock for gross proceeds of $1,240,849 to 32 individual investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. Falcon Capital acted as a placement agent for this offering and received a commission of $74,187 for services related to the sales of the Company's securities. In addition, the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. These warrants were issued on October 1, 2004 and are reflected as warrants to be issued on the September 30, 2004 balance sheet. The warrants are immediately exercisable and are exercisable for 5 years. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. The offer and sale of the common stock and warrants to the investors was exempt from the registration requirements of the Securities Act insofar as these issuances were made only to persons who are not "U.S. Persons" as defined in Regulation S and were not sold in the United States. The issuance to Falcon Capital was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On July 1, 2004, we issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On July 19, 2004, we issued 10,000 shares of common stock to Mr. Gary Ramirez in exchange for the services of an employee valued at $25,000. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On July 19, 2004, we issued 50,000 shares of its common stock valued at $125,000 to New Capital Advisors for financial consulting services rendered on behalf of the Company. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On August 11, 2004, we issued 323,288 shares valued at $254,760 to Scientific Games Corporation in connection with the conversion by Scientific Games on May 19, 2004 of a $125,000 convertible note and a $125,000 prepaid licensing fee and the exercise by Scientific Games on May 19, 2004 of warrants to purchase 158,650 shares of common stock at $0.03 per share. 317,299 of these shares were reflected as shares to be issued on the balance sheet at June 30, 2004. These issuances were made only to "accredited investors" pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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