Form 10QSB/A
period 2005-03-31
uWink, Inc.
filed 2006-08-01
CIK 1108699

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of July 27, 2006 was 18,716,419.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

           Consolidated Balance Sheet as of March 31, 2005 (unaudited)       3

           Consolidated Statements of Operations for the three
           months ended March 31, 2005 and 2004 (unaudited)                  4

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2005 and 2004 (unaudited)                         5

           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       27

Item 3.    Controls and Procedures                                          34

PART II.   OTHER INFORMATION                                                36

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      36

Item 6.    Exhibits                                                         37

SIGNATURES                                                                  37

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended March 31, 2005 (the "Original Report") for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three months ended March 31, 2005 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   UWINK, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)


                                                                                      MARCH 31
                                                                                        2005
                                                                                     (RESTATED)
                                                                                    ------------
                                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                      $    143,161
     Account receivable, net of allowance for doubtful accounts of $269,226              118,955
     Inventory, net of obsolescence reserve of $370,400                                  514,562
     Deposits                                                                            320,159
     Prepaid expenses and other current assets                                           216,154
                                                                                    ------------
TOTAL CURRENT ASSETS                                                                   1,312,992
                                                                                    ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $413,443                                                           137,992
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $849,311                                                178,256
                                                                                    ------------
TOTAL  ASSETS                                                                       $  1,629,240
                                                                                    ============


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                               $    938,725
     Accrued expenses                                                                     78,867
     Accrued payroll and related benefits                                                 59,643
     Due to related parties                                                              440,139
     Convertible note payable, net of discounts of $26,839                               148,164
     Advances from Customers                                                              99,980
                                                                                    ------------
TOTAL CURRENT LIABILITIES                                                              1,765,519
                                                                                    ------------


STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 11,530,253 shares issued and outstanding                              11,530
     Additional paid-in capital                                                       22,217,052
     Accumulated deficit                                                             (22,577,509)
     Shares to be issued                                                                 212,649
                                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (136,278)
                                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $  1,629,240
                                                                                    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                UWINK, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                             THREE MONTH PERIODS ENDED
                                                                     MARCH 31
                                                               2005              2004
                                                            (RESTATED)        (RESTATED)
                                                           ------------      ------------

NET SALES                                                  $    341,904      $    334,891

COST OF SALES                                                   187,293           223,757
                                                           ------------      ------------
GROSS PROFIT                                                    154,610           111,134
                                                           ------------      ------------

OPERATING EXPENSES
      Selling, general and administrative expenses            1,105,350           714,289
      Research and development                                       --           133,104
                                                           ------------      ------------

TOTAL OPERATING EXPENSES                                      1,105,350           895,726
                                                           ------------      ------------

LOSS FROM OPERATIONS                                           (950,740)         (784,592)
                                                           ------------      ------------

OTHER INCOME (EXPENSE)
      Other income                                                  267               129
      Beneficial conversion of debt                             (10,066)          (31,079)
      Nominal stock option expense                              (23,305)          (48,333)
      Gain on settlement of debt                                  9,728           142,673
      Interest expense                                          (70,400)           (8,452)
                                                           ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                                    (93,777)           54,938
                                                           ------------      ------------

NET LOSS                                                   $ (1,044,516)     $   (681,321)
                                                           ============      ============

NET LOSS PER COMMON SHARE - BASIC & DILUTED                $      (0.10)     $      (0.08)
                                                           ============      ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC & DILUTED                          10,928,621         8,692,821
                                                           ============      ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                       UWINK, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                            THREE MONTH PERIODS ENDED
                                                                                     MARCH 31
                                                                              2005              2004
                                                                           (RESTATED)        (RESTATED)
                                                                          ------------      ------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (1,044,516)     $   (681,321)
    Adjustment to reconcile net loss to net cash
      Provided by (used in) operating activities:
        Amortization of debt discount on convertible note payable               10,066            31,079
        Amortization of options issued below market price                       23,305            48,333
        Depreciation and amortization expense                                   35,905            30,419
        Bad debt allowance                                                     173,444                --
        Issuance of common stock for services and accrued payroll              893,750           108,709
        Issuance of common stock for accrued interest                           42,500                --
        Provisions for Sales Returns                                          (150,000)               --
        Gain on forgiveness of debt                                             (9,728)         (142,673)
        Changes in operating assets and liabilities:
        Accounts receivable                                                    139,612          (171,636)
        Inventory                                                                5,108          (121,211)
        Deposits - inventory                                                    33,034                --
        Prepaid expenses and other current assets                             (165,764)          (21,935)
        Accounts payable                                                       123,836          (204,831)
        Accrued expenses                                                       (51,936)          128,530
        Accrued payroll and related benefits                                   (20,777)         (204,511)
        Advances from Customers                                                    (20)           (4,166)
                                                                          ------------      ------------
      Net cash provided by (used in) operating activities                       37,819        (1,205,213)
                                                                          ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                            --           (57,670)
      Deposits - Gameworks                                                     615,000                --
                                                                          ------------      ------------
      Net cash provided by (used in) investing activities                      615,000           (57,670)
                                                                          ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds (repayments) from issuance of debt                             (615,000)               --
      Proceeds (repayments) from advances from related parties                 (27,000)               --
      Proceeds from issuance of common stock                                    75,000         1,439,050
      (Payment) of offering costs                                                   --          (190,865)
                                                                          ------------      ------------
      Net cash provided by (used in) financing activities                     (567,000)        1,248,185
                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                            85,819           (14,698)

CASH AND CASH EQUIVALENTS, Beginning of period                                  57,342         1,156,170
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, End of period                                  $    143,161      $  1,141,472
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                         $         --      $         --
                                                                          ============      ============
    Income taxes paid                                                     $         --      $         --
                                                                          ============      ============
    Conversion of debt into 121,986 shares of common stock                $    192,500      $         --
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,044,516 for the three months ended March 31, 2005, and as of March 31, 2005, the Company had an accumulated deficit of $22,577,509. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its operations over the next 12 months. The Company believes that it will need at least an additional $2.5 million of working capital to fund inventory and accounts receivable resulting from the demand for its Snap! and Bear Shop products and to construct an entertainment center/restaurant for the deployment of our technology and, if necessary, to finance future losses from operations. We have not yet allocated specific amounts for these purposes. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there were no commitments for the sale of the Company's securities. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

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

Amortization of capitalized software development costs was $22,941 for the three months ended March 31, 2005.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of March 31, 2005, advances from customers relating to licensing fees amounted to $99,980.

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

                                                        2005            2004
                                                     ------------   ------------
         Net loss
           As reported                               $(1,044,516)   $  (681,321)
           Compensation recognized under APB 25           23,305         48,333
           Compensation recognized under SFAS 123        (80,047)      (113,518)

                                                     ------------   ------------
                      Pro forma                      $(1,101,258)   $  (746,506)

                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.10)   $     (0.08)
           Pro forma                                 $     (0.10)   $     (0.09)

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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for options granted in 2002 was estimated at the date of grant in 2002 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 223%; and a weighted average expected life of the option of 10 years.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for options granted in 2004 was estimated at the date of grant in 2004 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 36%; and a weighted average expected life of the option of 10 years.

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

The following table summarizes the options outstanding as of March 31, 2005.

                                                                     Weighted
                                                   Stock             Average
                                                  Option             Exercise
                                                   Plans               Price
                                                ----------         ------------
Balance December 31, 2004                       1,401,181            $  1.81
Granted                                                --                 --
Exercised                                           9,505            $  0.32
Canceled                                          381,420            $  1.55
Balance March 31, 2005                          1,010,256            $  1.92
Exercisable March 31, 2005                        452,134            $  1.57


The weighted average remaining contractual life of options outstanding issued under the plans is 8.53 years at March 31, 2005. The exercise prices for the options outstanding under the plans at March 31, 2005 ranged from $0.32 to $6.31.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current presentation.

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

As a result of the above adjustments to the 2004 financial statements, the Company has restated the affected balances for the quarter ended March 31, 2005. The following presents the effect on the Company's previously issued financial statements for the quarter ended March 31, 2005. The Tables set forth below only present those accounts that were affected by the Restatement. The restated financial statements also include certain reclassifications made purely for presentation purposes.

Balance sheet at March 31, 2005:

                                                                                        Previously       Increase
                                                                                         Reported       (Decrease)      Restated

CURRENT ASSETS
            Cash and cash equivalents                                                      153,888        (10,727)        143,161
            Account receivable, net of allowance for doubtful accounts of $269,226         242,572       (123,617)        118,955
            Inventory, net of obsolescence reserve of $370,400                             475,339         39,223         514,562
            Prepaid expenses and other current assets                                       37,913        178,241         216,154
TOTAL CURRENT ASSETS                                                                     1,229,871         83,121       1,312,992
PROPERTY AND EQUIPMENT, net of accumulated
             depreciation of $400,478 and $413,443, respectively                           138,486           (494)        137,992
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
            accumulated amortization of $853,556 and $849,311, respectively                202,348        (24,092)        178,256
TOTAL  ASSETS                                                                            1,570,705         58,535       1,629,240
CURRENT LIABILITIES
            Accounts payable                                                               919,698         19,027         938,725
            Accrued expenses                                                               103,187        (24,320)         78,867
            Accrued payroll and related benefits                                            21,644         37,999          59,643
            Due to related parties                                                         390,139         50,000         440,139
            Convertible note payable, net of discounts of $206,253 and $26,839,
              respectively                                                                  75,001         73,163         148,164
            Advances from Customers                                                         75,000         24,980          99,980
TOTAL CURRENT LIABILITIES                                                                1,584,669        180,850       1,765,519
TOTAL LIABILITIES                                                                        1,584,669        180,850       1,765,519
STOCKHOLDERS' DEFICIT
            Common stock, $0.001 par value; 50,000,000 shares
            authorized; 11,737,906 and 11,530,253 shares issued and
              outstanding, respectively                                                     11,740           (210)         11,530
            Additional paid-in capital                                                  21,855,205        361,847      22,217,052
            Deferred Compensation                                                         (178,240)       178,240               -
            Accumulated deficit                                                        (21,702,669)      (874,840)    (22,577,509)
            Shares to be issued                                                                  -        212,649         212,649
TOTAL STOCKHOLDERS' DEFICIT                                                                (13,964)      (122,314)       (136,278)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              1,570,705         58,535       1,629,240



Statement of operations for the three months ended March 31, 2005:

                                                                                        Previously       Increase
                                                                                         Reported       (Decrease)      Restated

NET SALES                                                                                  243,221         98,683         341,904
COST OF SALES                                                                              186,124          1,169         187,293
GROSS PROFIT                                                                                57,097         97,513         154,610
OPERATING EXPENSES
            Selling, general and administrative expenses                                 1,145,781        (40,431)      1,105,350
TOTAL OPERATING EXPENSES                                                                 1,145,781        (40,431)      1,105,350
LOSS FROM OPERATIONS                                                                    (1,088,684)       137,944        (950,740)
OTHER INCOME (EXPENSE)
            Beneficial conversion of debt                                                  (56,251)        46,185         (10,066)
            Nominal stock option expense                                                    43,305        (66,610)        (23,305)
TOTAL OTHER INCOME (EXPENSE)                                                               (73,352)       (20,425)        (93,777)
LOSS BEFORE PROVISION FOR INCOME TAXES                                                  (1,162,036)       117,520      (1,044,516)
NET LOSS                                                                                (1,162,036)       117,520      (1,044,516)
WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING - BASIC & DILUTED                                               11,035,872       (107,251)     10,928,621




Statement of cash flows for the three months ended March 31, 2005:

                                                                                        Previously       Increase
                                                                                         Reported       (Decrease)      Restated

CASH FLOW FROM OPERATING ACTIVITIES:
            Net loss                                                                    (1,162,036)       117,520      (1,044,516)
            Adjustment to reconcile net loss to net cash
                          Amortization of debt discount on convertible note payable         56,251        (46,185)         10,066
                          Amortization of options issued below market price                      -         23,305          23,305
                          Bad debt allowance                                               128,596         44,848         173,444
                          Issuance of common stock for services and accrued payroll        624,434        269,316         893,750
                          Issuance of common stock for accrued interest                          -         42,500          42,500
                          Provisions for Sales Returns                                           -       (150,000)       (150,000)
                          Gain on forgiveness of debt                                            -         (9,728)         (9,728)
                          Changes in operating assets and liabilities:
                          Accounts receivable                                              417,179       (277,567)        139,612
                          Inventory                                                              -          5,108           5,108
                          Deposits - inventory                                              33,023             11          33,034
                          Deposits - Gameworks                                             615,000       (615,000)              -
                          Deposits                                                          22,500        (22,500)              -
                          Prepaid expenses and other current assets                         34,977       (200,741)       (165,764)
                          Accounts payable                                                  87,974         35,862         123,836
                          Accrued expenses                                                 (25,290)       (26,646)        (51,936)
                          Accrued payroll and related benefits                             (58,776)        37,999         (20,777)
                          Advances from Customers                                          (25,000)        24,980             (20)
                      Net cash provided by (used in) operating activities                  784,737       (746,918)         37,819
CASH FLOW FROM INVESTING ACTIVITIES:
                      Deposits - Gameworks                                                       -        615,000         615,000
                      Net cash provided by (used in) investing activities                        -        615,000         615,000
CASH FLOW FROM FINANCING ACTIVITIES:
                      Proceeds (repayments) from issuance of debt                                -       (615,000)       (615,000)
                      Proceeds (repayments) from advances from related parties            (764,156)       737,156         (27,000)
                      Net cash provided by (used in) financing activities                 (689,156)       122,156        (567,000)
NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                                                95,581         (9,762)         85,819
CASH AND CASH EQUIVALENTS, Beginning of period                                              58,307           (965)         57,342
CASH AND CASH EQUIVALENTS, End of period                                                   153,888        (10,727)        143,161
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Interest paid                                                                   70,400        (70,400)              -

NOTE 3 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005 and 2004 because the effect would have been anti-dilutive:

                                                                           2005           2004
                                                                        ----------     ----------
              Shares to be issued upon conversion
               of convertible note                                         128,573        174,265
              Stock options issued to employees                            769,454          3,962
              Warrants issued to consultants and finders                   398,271        169,070
              Warrants issued for financing                              1,578,067        616,090
                                                                        ----------     ----------
                                                                         2,874,365        963,387
                                                                        ==========     ==========


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2005                                $ 388,181
Less:  allowance for doubtful accounts                                (269,226)
                                                                     ----------
                                                                     $ 118,955
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of March 31, 2005, determined on a first in first out basis.

Inventory at March 31, 2005:
Raw materials                                                        $ 279,652
Work in process                                                        259,086
Finished goods                                                         346,224
Less: obsolescence reserve                                            (370,400)
                                                                     ----------
                                                                     $ 514,562
                                                                     ==========


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005, consists of the following:

                  Computer equipment and related software             $246,984
                  Office furniture and equipment                        17,927
                  Leasehold improvements                                84,849
                  Machinery and equipment                              201,675
                                                                      ----------

                  Less accumulated depreciation and amortization      (413,443)
                                                                      ----------
                                                                      $ 137,992
                                                                      ==========

NOTE 7 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2005, the Company had cash and cash equivalent balances totaling $43,603 in financial institutions, which were in excess of federally insured amounts.

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at March 31, 2005 consisted of the following:

Convertible note payable to Kevin McLeod, a director of the Company, issued on
December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common
stock at $1.75 per share.                                                               $  50,000

Loan payable to the Company's Vice President of Marketing issued on various dates in 2004, 12% interest
secured by inventory and receivables of the Company, due upon demand.                     243,139

Loan payable to the brother-in-law of the President and CEO issued on December
6, 2004, $5,000 interest, unsecured, principal payments and accrued interest due
upon payment by customer of invoice # 60284B.                                             117,000

Loan payable to the wife of the President and CEO issued on various dates in
2004, 8% interest unsecured, due upon demand.                                              25,500

Loan payable to the Company's Vice President of Operations issued on various
dates in 2004, 8% interest unsecured, due upon demand.                                      4,500
                                                                                        ---------

Total                                                                                   $ 440,139
                                                                                        ---------

During the three months ended March 31, 2005, we repaid $21,500 of the loan payable to the wife of the President and CEO and repaid $5,500 of the loan payable to the Company's Vice President of Operations. We accrued interest of $3,605 on amounts due to related parties during the three month period ended March 31, 2005.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable outstanding at March 31, 2005 consisted of the following:

During the fourth quarter of 2004, the Company issued four convertible promissory notes totaling $175,003. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share. The market value on the dates of issuance ranged from $2.00 - $2.55. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company determined the preferential conversion feature of the convertible promissory notes on the date of issuance to be equal to $42,859. The amount allocated to the preferential conversion feature of $42,859 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable will be amortized over the one year term of the convertible note payable. For the three months ended March 31, 2005, $10,066 was amortized to expense.


Principal Amount                                     $ 175,003
Less Discount                                          (26,839)
                                                     ---------
                                                     $ 148,164
                                                     =========


On March 12, 2002, the Company entered into a $150,000 convertible note with Mr. Scottie Pippen. The note bears interest at 10%, was due on September 9, 2002 and is convertible into common stock at $1.58 per share. The Company made repeated attempts to contact Mr. Pippen's representatives to come to a resolution regarding the disposition of the note. As a result of a lack of communication from Mr. Pippen's representatives, we did not reach an agreement with Mr. Pippen regarding disposition of the note until March 2005, at which point Mr. Pippen agreed to convert the note into shares of common stock. On May 24, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest. These shares are reflected as shares to be issued on the March 31, 2005 balance sheet and remained unissued at March 31, 2005 for ministerial reasons.


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

Common Stock

During the three months ended March 31, 2005, the Company:

     o issued 12,500 shares of common stock to Falcon Capital for financial consulting services valued at $21,875, based on the stock price on the date of the agreement;

     o issued 40,000 shares of common stock to CCRI, Inc. in exchange for public relations services valued at $38,000, based on the stock price on the date of the agreement;

     o issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $127,500, based on the stock price on the date of the agreement;

     o issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,000, based on the stock price on the date of the agreement;

     o issued 175,000 shares of common stock to Mr. Tom Hemingway in exchange for business advisory services valued at $194,250, based on the stock price on the date of the agreement;

     o issued 60,000 shares of common stock to Mr. Jack McConnaughy in exchange for business development services valued at $90,000, based on the stock price on the date of the agreement; and

     o sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000.

Shares to be Issued

At March 31, 2005, shares to be issued consisted of:

     o 21,039 shares valued at $21 still to be issued to original uWink-DE (now uWink California) shareholders in connection with the acquisition of uWink-DE (now uWink California).

     o 10,787 shares valued at $20,128 to be issued in connection with the Company's capital raising transactions. These shares remained unissued at March 31, 2005 for ministerial reasons.

     o 121,986 shares of common stock valued at $192,500 to be issued to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note payable issued in 2002. These shares remained unissued at March 31, 2005 for ministerial reasons.


Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of March 31, 2005.

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ---------      -------
Balance, December 31, 2004                           1,976,338     $ 3.48
Granted                                                     --         --
Exercised                                                   --         --
Cancelled                                                   --         --
Balance March 31, 2005                                1,976,338    $ 3.48
Exercisable March 31, 2005                            1,976,338    $ 3.48



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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of March 31, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Our executive offices are located at 5443 Beethoven Street, Los Angeles, California 90066 and consist of 10,000 square feet of office space. We lease this space pursuant to a month- to-month lease at the rate of $10,000 per month.

Effective May 1, 2005, we entered into a three year lease on new executive offices at 12536 Beatrice Street, Los Angeles, California 90066. This location consists of 8,500 square feet of office and warehouse space at the rental rate of $10,200 per month.

NOTE 13 - SUBSEQUENT EVENTS

Effective May 1, 2005, we entered into a three year lease on new executive offices at 12536 Beatrice Street, Los Angeles, California 90066. This location consists of 8,500 square feet of office and warehouse space at the rental rate of $10,200 per month.

The following sets forth the significant capital raising transactions and equity issuances engaged in by the Company following March 31, 2005.

On May 15, 2005, we sold 533,458 shares of common stock for cash to 6 investors for $293,402. In addition, we issued these investors warrants to purchase 533,458 shares of our common stock at $1.50 per share. These warrants are immediately exercisable and expire on May 15, 2010.

On May 25, 2005, we issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note issued in 2002. These shares are reflected as shares to be issued on the balance sheet at March 31, 2005.

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

Over several years of operation, we have invested substantial time and capital in the construction of a uniform development platform. We have used this platform to develop over 70 short-form video games and several interactive kiosks. We now own extensive software and hardware components that can be used in multiple products, thereby, we believe, reducing the cost of development, the time to market, and the integration of existing software into additional hardware applications.

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

Prior to the reverse merger with uWink California, Inc. described below, our corporate name was Prologue and we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, Inc., a Delaware corporation (subsequently renamed uWink California, Inc., "uWink California") and its stockholders, Prologue acquired substantially all of the issued and outstanding shares of uWink California's capital stock. Prologue issued one (1) share of its common stock for every 3.15611 shares of uWink California capital stock. The stockholders of uWink California received approximately 84% of the issued and outstanding shares of Prologue and the uWink California management team and board of directors became the management team and board of directors of Prologue. Following this transaction, we changed our name to uWink, Inc.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,044,516 for the three months ended March 31, 2005, and as of March 31, 2005, we had an accumulated deficit of $22,577,509. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared with three months ended March 31, 2004.

Net sales for the three months ended March 31, 2005 increased by $7,013 (2%) from $334,891 for the three months ended March 31, 2004 to $341,904 for the three months ended March 31, 2005. Licensing revenue for the first three months of 2005 amounted to $25,000 or approximately 7% of total revenue, as compared to $4,166 (1.2% of total revenue) for the three months ended March 31, 2004.

On a gross basis, sales for the two periods compared were effectively flat. A number of Snap! and Bear Shop units were returned during this period ($118,669), but these returns were offset against a provision for sales returns recorded in 2004. In January 2004, we commenced sales of the Snap! unit and sold $315,000 of this product in the first 60 days after the product launch. Snap! units sales continue to progress in 2005 in the Australasian marketplaces, with an order backlog of 200 units, valued at $450,000. Ongoing production problems with our Chinese manufacturing operation have hindered sales growth for Snap! units in 2005. Bear Shop sales continue to be constrained due to ongoing glitches associated with the operating software.

In the matter of the Snap! production problems in China, in January 2005 we engaged the services of Mr. Raymond Chan. A Chinese-born American-educated mechanical engineer living in Hong Kong and working Shenzhen China, Mr. Chan serves as our quality control engineer at the manufacturing facility. Since Mr. Chan's engagement as a consultant we are more involved in the production process and we believe that we are able to identify any potential production problems as they arise. We anticipate that the defect rate of future shipments of Snap! units will be reduced.

In the matter of the Bear Shop software glitches, we have completed Version 2.0 of the Bear Shop software thereby correcting some of the defects of Version 1.0:

     1.   We replaced the operating system.
     2. We replaced the monolithic architecture with a modular one. We anticipate that this will improve our ability to diagnose and repair problems and add more features in the future.
     3. We added additional diagnostics, logs, and other tools to help track down problems.

On May 19, 2005, we began shipments of Version 2.0 to distributors for installation into existing Bear Shop units.

Cost of sales for the three months ended March 31, 2005 decreased by $36,464 (16%) from $223,757 for the three months ended March 31, 2004 to $187,293 for the three months ended March 31, 2005. The decrease in cost of goods sold is primarily attributable to lower costs realized from our Chinese manufacturer due to larger production runs of Snap! units compared to 2004. As a result, and further due to the increase in licensing revenue in 2005, our gross profit percentage was 45.2% for the three months ended March 31, 2005, compared to 33.2% for the three months ended March 31, 2004.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased by $391,061 (55%) from $714,289 for the three months ended March 31, 2004 to $1,105,350 for the three months ended March 31, 2005. The increase is primarily attributable to higher use of outside financial consulting and investor and public relations services in 2005. We engaged outside financial and investor relations consultants in order to more effectively communicate our business model and plan to our current and potential shareholders. These firms were paid in stock for their services. The total financial consulting and investor relations expense paid for in capital stock of the Company for the three months ended March 31, 2005 was approximately $625,000 (as compared to $33,000 during the first three months of 2004). In addition, we recorded prepaid expense of $178,240 at March 31, 2005 relating to business advisory services. This prepaid expense was also paid in shares of our common stock. Expenses related to payroll, marketing and other operating expenses declined approximately $280,000 reflecting a reduced level of operations and headcount.

Research and development expense for the three months ended March 31, 2005 decreased by $133,104 (100%) from $133,104 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. The decrease is attributable to the termination of research and development activities in order to concentrate all available engineering resources on the refinement of Bear Shop software.

Gain on the settlement of debt for the three months ended March 31, 2005 decreased by $132,945 (93%) from $142,673 for the three months ended March 31, 2004 to $9,728 for the three months ended March 31, 2005. During 2004, we were able to settle certain trade payables for amounts less than originally invoiced relating to over-billed amounts or amounts billed in error. In particular, we settled a trade payable to MCI Worldcom at a gain of $127,023 relating to inflated network usage invoices. We also settled a legal bill from outside counsel at a gain of $15,649. In 2005, we recorded a gain of $9,728 relating to a discount from a vendor on the outstanding balance upon issuance of final payment in accordance with the settlement agreement.

Amortization of debt discounts for the three months ended March 31, 2005 decreased by $21,103 (67%) from $31,079 for the three months ended March 31, 2004 to $10,066 for the three months ended March 31, 2005. In the fourth quarter of 2004 we issued convertible notes payable in the amount of $175,003 that included a beneficial conversion feature. As a result, we recorded a discount on the notes of $42,859 at December 31, 2004, to be amortized to expense over the life on the notes, one year. The amortization expense relating to this discount was $10,066 for the three month period ended March 31, 2005.

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

As a result, net loss for the three months ended March 31, 2005 increased by $363,195 (53%) from a net loss of $681,321 for the three months ended March 31, 2004 to a net loss of $1,044,516 for the three months ended March 31, 2005.

LIQUIDITY AND CASH RESOURCES

As of March 31, 2005, our cash position was $143,161 and we had negative working capital of $452,527. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the first quarter of 2005 we sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000. We have used the proceeds of the offering to fund the ongoing development of our products.

Our debt outstanding at March 31, 2005 consists of the following:

A $50,000 convertible note payable to Kevin McLeod, a director of the Company, issued on December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share.

A $243,139 loan payable to the Company's Vice President of Marketing issued on various dates in 2004 bearing 12% interest and secured by inventory and receivables of the Company; due upon demand.

A $117,000 loan payable to the brother-in-law of our CEO issued on December 6, 2004; unsecured and due upon payment by customer of invoice # 60284B.

A $25,500 loan payable to the wife of our CEO issued on various dates in 2004, bearing 8% interest, unsecured, and due upon demand.

A $4,500 loan payable to the Company's Vice President of Operations issued on various dates in 2004, bearing 8% interest, unsecured, and due upon demand.

Four convertible promissory notes totaling $175,003 issued during November and December of 2004. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share.

On March 12, 2002, we entered into a $150,000 convertible note with Mr. Scottie Pippen. The note bears interest at 10%, was due on September 9, 2002 and is convertible into common stock at $1.58 per share. We made repeated attempts to contact Mr. Pippen's representatives to come to a resolution regarding the disposition of the note. As a result of a lack of communication from Mr. Pippen's representatives, we did not reach an agreement with Mr. Pippen regarding disposition of the note until March 2005, at which point Mr. Pippen agreed to convert the note into shares of common stock. On May 24, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest. These shares are reflected as shares to be issued on the March 31, 2005 balance sheet and remained unissued at March 31, 2005 for ministerial reasons.

During the three month period ended March 31, 2005, we repaid a total of $615,000 in 8% unsecured short term loans which we used to fund the $615,000 deposit required for us to participate in the auction of the assets of Sega Gamesworks, LLC held on December 15, 2004. Following the completion of the auction, this deposit was returned to us and we used that cash to repay the loans.

We will need additional working capital to fund our operations over the next 12 months. We believe that we will need at least an additional $2.5 million of working capital to fund inventory and accounts receivable resulting from the projected demand for our Snap! and Bear Shop products and the construction of a restaurant and, if necessary, to finance future losses from operations. We have not yet allocated specific amounts for these purposes. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

In May 2005, we sold 533,458 shares of our common stock in a private placement for gross proceeds of $293,402.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2005 was $143,161.

During the three months ended March 31, 2005, net cash provided by operations was $37,819, as compared to a use of $1,205,213 for the three months ended March 31, 2005. This decrease is primarily attributable to a $785,041 increase in the use of common stock to pay for services in 2005 as compared to 2004; a $470,601 increase in cash generated by accounts receivable, inventory and inventory deposits in 2005 as compared to 2004; and a $328,667 increase in cash generated by accounts payable in 2005 as compared to 2004.

During the three months ended March 31, 2005, we generated $615,000 in cash from investing activities, as compared to using cash of $57,670 for the three months ended March 31, 2004. In 2005 we invested no cash in plant, property and equipment, as compared to investing $57,670 in 2004. As described above, in December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. We liquidated this deposit during the first three months of 2005, resulting in net positive cash from investing activities of $615,000. We used this cash to repay loans totaling $615,000 which were made to fund the deposit.

During the three months ended March 31, 2005, our financing activities used cash in the amount of $567,000 as compared to providing cash of $1,248,185 in the three months ended March 31, 2004. Gross cash generated from sales of our equity securities was $75,000 in the first quarter of 2005 as compared to $1,439,050 ($1,248,185 net of offering costs) in the first quarter of 2004. As noted above, in the first quarter of 2005 we also repaid loans of $615,000 used to fund a deposit relating to our participation in the auction of the assets of Sega Gameworks in December 2004. Furthermore, we repaid $27,000 of amounts due to related parties in the first quarter of 2005.

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

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2005, we sold or issued unregistered shares of our securities in the following transactions:

On January 1, 2005, we issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $127,500, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 14, 2005, we issued 60,000 shares of common stock to Mr. Jack McConnaughy in exchange for business development services valued at $90,000, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 19, 2005, we issued 12,500 shares of common stock to Falcon Capital for financial consulting services valued at $21,875, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 8, 2005, we issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,000, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 8, 2005, we issued 40,000 shares of common stock to CCRI, Inc. in exchange for public relations services valued at $38,000, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 14, 2005, we sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000. The shares have not been registered with the Securities Exchange Commission in reliance on Rule 506 under the Securities Act of 1933. This issuance was made only to "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933 who otherwise meet certain suitability standards.

ITEM 6.  EXHIBITS

(a) Exhibits

REGULATION
S-B NUMBER                             EXHIBIT

10.1      Lease for office space at 12536 Beatrice Street Los Angeles, CA 90066*

31.1      Rule 13a-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UWINK, INC.


August 1, 2006                                       By: /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                   By: /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer