Form 10QSB/A
period 2005-06-30
uWink, Inc.
filed 2006-08-01
CIK 1108699

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

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2005 (unaudited)        2

           Consolidated Statements of Operations for the three
           and six months ended June 30, 2005 and 2004 (unaudited)           3

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (unaudited)                          4

           Notes to Consolidated Financial Statements (unaudited)            5

Item 2.    Management's Discussion and Analysis or Plan of Operations       26

Item 3.    Controls and Procedures                                          30

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      31

Item 6.    Exhibits                                                         32

SIGNATURES                                                                  33

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended June 30, 2005 (the "Original Report") for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three and six months ended June 30, 2005 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  UWINK, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                  JUNE 30
                                                                                    2005
                                                                                 (RESTATED)
      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $     57,943
     Account receivable, net of allowance for doubtful accounts of $344,226          248,624
     Inventory, net of obsolescence reserve of $432,836                              458,981
     Deposits                                                                        108,028
     Prepaid expenses and other current assets                                        46,776
                                                                                ------------
TOTAL CURRENT ASSETS                                                                 920,352
                                                                                ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $424,419                                                       127,815
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $866,001                                            161,565
                                                                                ------------
TOTAL ASSETS                                                                    $  1,209,732
                                                                                ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $    858,601
     Accrued expenses                                                                 96,193
     Accrued payroll and related benefits                                             23,020
     Due to related parties                                                          413,139
     Convertible note payable net of discount of $16,773                             158,230
     Advances from customers                                                          74,980
                                                                                ------------
TOTAL CURRENT LIABILITIES                                                          1,624,164
                                                                                ------------

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 12,353,979 shares issued and outstanding                          12,354
     Additional paid-in capital                                                   22,869,402
     Accumulated deficit                                                         (23,316,332)
     Shares to be issued                                                              20,144
                                                                                ------------
TOTAL STOCKHOLDERS' DEFICIT                                                         (414,432)
                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  1,209,732
                                                                                ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





                                               UWINK, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED            SIX MONTH PERIODS ENDED
                                                                 JUNE 30                             JUNE 30
                                                          2005              2004              2005             2004
                                                       (RESTATED)        (RESTATED)        (RESTATED)        (RESTATED)
                                                      ------------      ------------      ------------      ------------
NET SALES                                             $    311,585      $    294,176      $    653,489      $    629,067

COST OF SALES                                              236,205           550,152           423,498           773,910
                                                      ------------      ------------      ------------      ------------
GROSS PROFIT (LOSS)                                         75,380          (255,976)          229,991          (144,842)
                                                      ------------      ------------      ------------      ------------

OPERATING EXPENSES
     Selling, general and administrative expenses          749,072         1,728,332         1,853,664         2,456,941
     Research and development                                4,651           128,894             5,408           261,998
                                                      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                   753,723         1,905,559         1,859,072         2,815,605
                                                      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                      (678,343)       (2,161,536)       (1,629,081)       (2,960,448)
                                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Other income                                              177               346               444               475
     Beneficial conversion of debt                         (10,066)         (138,719)          (20,132)         (169,798)
     Nominal stock option expense                          (27,361)          (48,333)          (50,666)          (96,666)
     Gain on settlement of debt                                529           159,167            10,256           301,840
     Interest expense                                      (23,759)           (8,452)          (94,159)          (16,905)
                                                      ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                               (60,481)          (35,992)         (154,257)           18,946
                                                      ------------      ------------      ------------      ------------

NET LOSS                                              $   (738,823)     $ (2,149,195)     $ (1,783,339)     $ (2,844,836)

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $      (0.06)     $      (0.23)     $      (0.16)     $      (0.32)
                                                      ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                      11,737,026         9,263,443        11,329,658         8,787,516
                                                      ============      ============      ============      ============


                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





                                        UWINK, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                             SIX MONTH PERIODS ENDED
                                                                                     JUNE 30
                                                                              2005               2004
                                                                           (RESTATED)         (RESTATED)
                                                                          -----------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (1,783,339)        (2,844,836)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable              20,132            169,798
        Amortization of options issued below market price                      50,666             96,666
        Depreciation and amortization expense                                  63,573             69,201
        Bad debt allowance                                                    248,444                 --
        Issuance of warrants for services                                          --            474,215
        Issuance of common stock for payroll                                       --            108,710
        Issuance of common stock for services                               1,030,300            160,000
        Issuance of common stock for accrued interest                          42,500
        Issuance of common stock on conversion of prepaid license fee              --            125,000
        Inventory obsolescence reserve                                         62,437             50,000
        Provision for sales returns                                          (150,000)                --
        Gain on forgiveness of debt                                           (10,256)          (301,840)
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (65,058)           (88,296)
        Inventory                                                              (1,747)          (318,953)
        Deposits - inventory                                                  245,165           (237,400)
        Prepaid expenses and other current assets                               3,615            (33,761)
        Accounts payable                                                       44,240            348,146
        Accrued expenses                                                      (31,253)           262,377
        Accrued payroll and related benefits                                  (57,400)          (196,264)
        Advances from Customers                                               (25,020)          (159,722)
                                                                          -----------        -----------
      Net cash used in operating activities                                  (313,001)        (2,316,958)
                                                                          -----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                         (800)           (77,186)
        Deposits - Gameworks                                                  615,000                 --
                                                                          -----------        -----------
      Net cash provided by (used in) investing activities                     614,200            (77,186)
                                                                          -----------        -----------

CASH FLOW FROM FINANCING ACTIVITIES:
        Debt Repayment                                                       (615,000)
        Proceeds (repayments) from advances from related parties              (54,000)                --
        Proceeds from issuance of common stock                                368,402          1,747,961
        (Payment) of offering costs                                                --           (301,568)
                                                                          -----------        -----------
      Net cash provided by (used in) financing activities                    (300,598)         1,446,393
                                                                          -----------        -----------

NET INCREASE/(DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                              601           (947,751)

CASH AND CASH EQUIVALENTS, Beginning of period                                 57,342          1,156,170
                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS, End of period                                  $    57,943            208,419
                                                                          ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                         $        --             16,905
                                                                          ===========        ===========
    Income taxes paid                                                     $        --                800
                                                                          ===========        ===========
    Conversion of debt into common stock                                  $   192,500            125,000
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,783,339 for the six months ended June 30, 2005, and as of June 30, 2005, the Company had an accumulated deficit of $23,316,332. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need additional working capital to fund its operations over the next 12 months. The Company believes that it will need at least an additional $3 million of working capital to pay salaries and operating expenses; to fund production of Snap and Bear Shop units; to fund the construction of a restaurant, and if necessary, to finance future losses from operations. We have not yet allocated specific amounts for these purposes. The Company plans to obtain the additional working capital through the private placement sale of its equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities. Should the Company be unable to raise additional funds, its ability to finance its continued growth will be materially adversely affected.

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

Amortization of capitalized software development costs was $39,632 for the six months ended June 30, 2005.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of June 30, 2005, advances from customers relating to licensing fees amounted to $74,980.

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

Stock Options
-------------

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its Stock Option Plans. It recognizes an expense in accordance with APB No. 25 when the exercise price is less than the fair market value at the date of grant of the stock. When the exercise price is the same as the fair market value at the date of grant of the stock the Company does not recognize compensation expense for its Stock Option Plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

                                                        2005            2004
                                                     ------------   ------------
         Net loss
           As reported                               $ (1,783,339) $ (2,844,836)
           Compensation recognized under APB 25            50,666        96,666
           Compensation recognized under SFAS 123        (162,650)     (227,037)

                                                     ------------   ------------
                      Pro forma                      $ (1,895,323) $ (2,975,207)

                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.16)  $      (0.32)
           Pro forma                                 $     (0.17)  $      (0.34)


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

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value for options granted in 2005 was estimated at the date of grant in 2005 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 7.25%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 105.93%; and a weighted average expected life of the option of 10 years.

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

The following table summarizes the options outstanding as of June 30, 2005.

                                                                     Weighted
                                                   Stock             Average
                                                  Option             Exercise
                                                   Plans               Price
                                                ----------         ----------
Balance December 31, 2004                       1,401,181           $  1.81
Granted                                            50,000              0.74
Exercised                                          19,010           $  0.32
Canceled                                          488,920           $  1.74
Balance June 30, 2005                             943,251           $  1.81
Exercisable June 30, 2005                         488,663           $  1.56


During the six months ended June 30, 2005, we granted 50,000 options to employees at an exercise price of $0.74 per share.

The weighted average remaining contractual life of options outstanding issued under the plans is 8.28 years at June 30, 2005. The exercise prices for the options outstanding under the plans at June 30, 2005 ranged from $0.32 to $6.31.

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

As a result of the above adjustments to the 2004 financial statements, the Company has restated the affected balances for the quarter ended June 30, 2005.
The following presents the effect on the Company's previously issued financial statements for the quarter ended June 30, 2005. The Tables set forth below only present those accounts that were affected by the Restatement. The restated financial statements also include certain reclassifications made purely for presentation purposes.






Balance sheet at June 30, 2005:

                                                                                     Previously         Increase
                                                                                      Reported         (Decrease)       Restated

CURRENT ASSETS
    Cash and cash equivalents                                                           55,362            2,581           57,943
    Account receivable, net of allowance for doubtful accounts of $344,226             333,225          (84,601)         248,624
    Inventory, net of obsolescence reserve of $432,836                                 419,758           39,223          458,981
TOTAL CURRENT ASSETS                                                                   963,149          (42,797)         920,352
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
    accumulated amortization of $870,249 and $866,001, respectively                    170,657           (9,092)         161,565
TOTAL ASSETS                                                                         1,261,621          (51,889)       1,209,732
CURRENT LIABILITIES
    Accounts payable                                                                   554,672          303,929          858,601
    Accrued expenses                                                                   125,796          (29,603)          96,193
    Accrued payroll and related benefits                                                   300           22,720           23,020
    Due to related parties                                                             363,139           50,000          413,139
    Convertible note payable net of discount of $93,751
         and $16,773, respectively                                                     131,252           26,978          158,230
    Advances from customers                                                             50,000           24,980           74,980
TOTAL CURRENT LIABILITIES                                                            1,225,159          399,005        1,624,164
TOTAL LIABILITIES                                                                    1,225,159          399,005        1,624,164
STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
    authorized; 12,389,806 and 12,353,979 shares issued
         and outstanding, respectively                                                  12,392              (38)          12,354
    Additional paid-in capital                                                      22,263,330          606,072       22,869,402
    Accumulated deficit                                                            (22,239,260)      (1,077,072)     (23,316,332)
    Shares to be issued                                                                     --           20,144           20,144
TOTAL STOCKHOLDERS' DEFICIT                                                             36,462         (450,894)        (414,432)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          1,261,621          (51,889)       1,209,732


Statement of operations for the six months ended June 30, 2005:

                                                                                     Previously         Increase
                                                                                      Reported         (Decrease)       Restated

NET SALES                                                                              517,195          136,294          653,489
COST OF SALES                                                                          292,192          131,306          423,498
GROSS PROFIT (LOSS)                                                                    225,003            4,988          229,991
OPERATING EXPENSES
    Selling, general and administrative expenses                                     1,893,063          (39,399)       1,853,664
    Research and development                                                                --            5,408            5,408
TOTAL OPERATING EXPENSES                                                             1,893,063          (33,991)       1,859,072
LOSS FROM OPERATIONS                                                                (1,668,060)          38,979       (1,629,081)
OTHER INCOME (EXPENSE)
     Beneficial conversion of debt                                                    (112,502)          92,370          (20,132)
     Nominal stock option expense                                                       17,972          (68,638)         (50,666)
     Gain on settlement of debt                                                        160,256         (150,000)          10,256
TOTAL OTHER INCOME (EXPENSE)                                                           (27,989)        (126,268)        (154,257)
LOSS BEFORE PROVISION FOR INCOME TAXES                                              (1,696,049)         (87,290)      (1,783,339)
PROVISION FOR INCOME TAXES                                                               2,470           (2,470)              --
NET LOSS                                                                            (1,698,519)         (84,820)      (1,783,339)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                                              (0.15)           (0.01)           (0.16)
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC & DILUTED                                                   11,266,448           63,210       11,329,658






Statement of cash flows for the six months ended June 30, 2005:

                                                                                     Previously         Increase
                                                                                      Reported         (Decrease)       Restated

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                                       (1,698,519)         (84,820)      (1,783,339)
     Adjustment to reconcile net loss to net cash
         used in operating activities:
                     Amortization of debt discount on convertible note payable         112,502          (92,370)          20,132
                     Amortization of options issued below market price                 (17,972)          68,638           50,666
                     Bad debt allowance                                                203,596           44,848          248,444
                     Issuance of common stock for services                             890,975          139,325        1,030,300
                     Issuance of common stock for accrued interest                          --           42,500           42,500
                     Provision for sales returns                                            --         (150,000)        (150,000)
                     Gain on forgiveness of debt                                      (160,256)         150,000          (10,256)
         Changes in operating assets and liabilities:
                     Accounts receivable                                               326,526         (391,584)         (65,058)
                     Inventory                                                          60,689          (62,436)          (1,747)
                     Deposits - Gameworks                                              615,000         (615,000)              --
                     Deposits                                                           22,500          (22,500)              --
                     Accounts payable                                                 (267,324)         311,564           44,240
                     Accrued expenses                                                   (2,681)         (28,572)         (31,253)
                     Accrued payroll and related benefits                              (80,120)          22,720          (57,400)
                     Advances from Customers                                           (50,000)          24,980          (25,020)
         Net cash used in operating activities                                         329,705         (642,706)        (313,001)
CASH FLOW FROM INVESTING ACTIVITIES:
                     Deposits - Gameworks                                                   --          615,000          615,000
         Net cash provided by (used in) investing activities                              (800)         615,000          614,200
CASH FLOW FROM FINANCING ACTIVITIES:
                     Debt Repayment                                                         --         (615,000)        (615,000)
                     Proceeds (repayments) from advances from related parties         (700,252)         646,252          (54,000)
         Net cash provided by (used in) financing activities                          (331,850)          31,252         (300,598)
NET INCREASE / (DECREASE) IN CASH AND
              CASH EQUIVALENTS                                                          (2,945)           3,546              601
CASH AND CASH EQUIVALENTS, Beginning of period                                          58,307             (965)          57,342
CASH AND CASH EQUIVALENTS, End of period                                                55,362            2,581           57,943
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Interest paid                                                                  70,400          (70,400)              --


NOTE 3 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available.
Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2005 and 2004 because the effect would have been anti-dilutive:






                                                                           2005           2004
                                                                        ----------     ----------
              Shares to be issued upon conversion
               of convertible note                                         128,573         94,937
              Stock options issued to employees                            711,954        149,235
              Warrants issued to consultants and finders                   391,934        319,070
              Warrants issued for financing                              2,111,525        703,458
                                                                        ----------     ----------
                                                                         3,343,986      1,266,700
                                                                        ==========     ==========


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2005 were marked down to net realizable value, as reflected by an increase in the allowance for doubtful accounts of $75,000.

Accounts Receivable at June 30, 2005                                 $ 592,850
Less:  allowance for doubtful accounts                                (344,226)
                                                                     ----------
                                                                     $ 248,624
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of June 30, 2005, determined on a first in first out basis. Inventory at June 30, 2005 was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $62,436.

Inventory at June 30, 2005:
Raw materials                                                        $ 286,507
Work in process                                                        259,086
Finished goods                                                         346,224
Less: obsolescence reserve                                            (432,836)
                                                                     ----------
                                                                     $ 458,981
                                                                     ==========


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005, consists of the following:

                  Computer equipment and related software             $247,784
                  Office furniture and equipment                        17,926
                  Leasehold improvements                                84,849
                  Machinery and equipment                              201,675
                                                                      ----------

                  Less accumulated depreciation and amortization      (424,419)
                                                                      ----------
                                                                      $127,815
                                                                      ==========

NOTE 7 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2005, the Company had no cash and cash equivalent balances totaling in financial institutions, which were in excess of federally insured amounts.

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at June 30, 2005 consisted of the following:

Convertible note payable to Kevin McLeod, a director of the Company, issued on
December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common
stock at $1.75 per share.                                                               $  50,000

Loan payable to the Company's Vice President of Marketing issued on various dates in 2004, 12% interest
secured by inventory and receivables of the Company, due upon demand.                     243,139

Loan payable to the wife of the President and CEO issued on various dates in
2004, 8% interest
unsecured, due upon demand.                                                                20,500

Loan payable to the company's Vice President of Operations issued on various dates in 2004 and 2005, 8%
interest unsecured, due upon demand.                                                       60,500

Loan payable to the brother-in-law of the President and CEO received in April
2005, 6% interest, unsecured, due upon demand.                                             39,000


                                                                                        ---------

Total                                                                                   $ 413,139
                                                                                        ---------

During the three months ended June 30, 2005, we repaid $5,000 owing to the wife of our President and CEO and repaid $117,000 owing to the brother-in-law of our President and CEO. During this period, we borrowed an additional $56,000 from our Vice President of Operations and $39,000 from the brother-in-law of our President and CEO. During the three months ended June 30, 2005, we accrued
$9,419 of interest on amounts due to related parties. We made $5,590 in interest payments to related parties during the three months ended June 30, 2005.







NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable outstanding at June 30, 2005 consisted of the following:


During the fourth quarter of 2004, the Company issued four convertible promissory notes totaling $175,003. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share. The market value on the dates of issuance ranged from $2.00 - $2.55. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company determined the preferential conversion feature of the convertible promissory notes on the date of issuance to be equal to $42,859. The amount allocated to the preferential conversion feature of $42,859 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible notes payable will be amortized over the one year term of the convertible notes payable. For the three months ended June 30, 2005, $10,066 was amortized to expense.


Principal Amount                                                                        $ 175,003
Less Discount                                                                             (16,773)
                                                                                        ---------
                                                                                        $ 158,230
                                                                                        =========


On March 12, 2002, the Company entered into a $150,000 convertible note with Mr. Scottie Pippen. The note bears interest at 10%, was due on September 9, 2002 and is convertible into common stock at $1.58 per share. The Company made repeated attempts to contact Mr. Pippen's representatives to come to a resolution regarding the disposition of the note. As a result of a lack of communication from Mr. Pippen's representatives, we did not reach an agreement with Mr. Pippen regarding disposition of the note until March 2005, at which point Mr. Pippen agreed to convert the note into shares of common stock. On May 25, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest. These shares were reflected as shares to be issued on the March 31, 2005 balance sheet.


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

Common Stock

During the six month period ended June 30, 2005, the Company:

* issued 12,500 shares of common stock to Falcon Capital for financial consulting services valued at $21,875, based on the stock price on the date of the agreement;

* issued 40,000 shares of common stock to CCRI, Inc. in exchange for public relations services valued at $38,000, based on the stock price on the date of the agreement;

* issued 50,000 shares of common stock to Mr. Paul Abramowitz in exchange for financial consulting services valued at $127,500, based on the stock price on the date of the agreement;

* issued 400,000 shares of common stock to Redwood Consultants, Inc. in exchange for investor relations services valued at $444,000, based on the stock price on the date of the agreement;

* issued 175,000 shares of common stock to Mr. Tom Hemingway in exchange for business advisory services valued at $194,250, based on the stock price on the date of the agreement;

* issued 60,000 shares of common stock to Mr. Jack McConnaughy in exchange for business development services valued at $90,000, based on the stock price on the date of the agreement;

* sold 100,000 shares of common stock for cash in a private placement offering for gross proceeds of $75,000;

* issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note payable issued in 2002;

* issued 13,750 shares of common stock to Mr. Lawrence C. Early in exchange for his services as an employee valued at $13,750, based on the stock price on the date of the agreement;

* issued 3,542 shares of common stock to Mr. Michael Henson in exchange for his services as an employee valued at $1,771, based on the stock price on the date of the agreement;

* issued 2,724 shares of common stock to Mr. Michael Henson in exchange for his services as an employee valued at $1,362, based on the stock price on the date of the agreement;

* issued 4,675 shares of common stock to Mr. Michael Henson in exchange for his services as an employee valued at $2,338, based on the stock price on the date of the agreement;

* issued 7,500 shares of common stock to New Capital Advisors, Inc. in exchange for financial consulting services valued at $7,895, based on the stock price on the date of the agreement;

* issued 2,600 shares of common stock to Mr. Gerry Berg in exchange for financial consulting service valued at $2,737, based on the stock price on the date of the agreement;

* issued 7,500 shares of common stock to Mr. Tom Bannister in exchange for financial consulting service valued at $6,375, based on the stock price on the date of the agreement;

* issued 5,800 shares of common stock to Ms. Karen Johnson in exchange for consulting service valued at $5,800, based on the stock price on the date of the agreement;

* issued 10,000 shares of common stock to Mr. Tom Bannister in exchange for financial consulting service valued at $5,000, based on the stock price on the date of the agreement;

* issued 20,697 shares of common stock to Mr. Timothy Bergeron in exchange for engineering consulting services valued at $19,579, based on the stock price on the date of the agreement;

* issued 6,122 shares of common stock to Say Design in exchange for engineering consulting services valued at $6,443, based on the stock price on the date of the agreement;

* issued 20,000 shares to Mr. James Stepanian as a financial penalty for failing to register common stock held by Mr. Stepanian valued at $17,000, based on the stock price on the date of the agreement;

* issued 4,203 shares of common stock upon exercise of options by Mr. James Finnican, an employee;

* issued 50,000 shares to Burt Martin Arnold in exchange for financial consulting services valued at $46,500, based on the stock price on the date of the agreement.

* sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. We also issued to these investors immediately-exercisable, five-year warrants to purchase 533,458 shares of common stock at $1.50 per share; and

* issued 4,765 shares of common stock upon exercise of options by Mr. Ian Leibman, an employee.

Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of June 30, 2005.

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ---------      -------
Balance, December 31, 2004                           1,976,338     $ 3.48
Granted                                                533,458     $ 1.50
Exercised                                                   --         --
Cancelled                                                6,337     $ 2.37
Balance June 30, 2005                                2,503,459     $ 3.06
Exercisable June 30, 2005                            2,503,459     $ 3.06


On May 15, 2005, we sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. We also issued to these investors immediately-exercisable five-year warrants to purchase 533,458 shares of common stock at $1.50 per share.


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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of June 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Our offices are located at 12536 Beatrice Street, Los Angeles,
California 90066, and consist of 8,500 square feet of office and warehouse space at the rate of $10,200 per month. The term of this lease, which commenced May 1, 2005, is three years.

NOTE 13 - SUBSEQUENT EVENTS

The following sets forth the significant capital raising transactions and equity issuances engaged in by the Company following June 30, 2005.

On July 25, 2005, we issued 590,000 employee stock options at an exercise price of $0.36 per share.

On August 29, 2005, we issued 350,000 employee stock options at an exercise price of $0.43 per share.

On September 15, 2005, we issued 350,000 employee stock options at an exercise price of $0.57 per share.

On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest.

On February 10, 2006, we issued 400,000 employee stock options at an exercise price of $0.30 per share.

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

We have spent more than $10 million over the last 4 years to build our entertainment vending platform and our Entertainment Systems Network, including SNAP!, Bear Shop (also know as Boxter Bear) and the uWink Game Library. We own extensive software and hardware components that we believe can be used in multiple products, thereby, we believe, reducing the cost of development, the time to market, and the integration of existing software into additional hardware and software applications.

We derive our revenue from the sale of our SNAP! countertop game platforms and the Bear Shop entertainment vending platform, products the entertainment vending platform dispenses, such as plush bears and related clothing, and software licensing fees.

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

Our current product customers are established domestic and international distributors of coin-operated amusement products. Sales to distributors accounted for more than 95% of our sales for the six months ended June 30, 2005. We also sell to the owners and operators of establishments who place our products into their own businesses. Our end users are individuals who play video games and make impulse purchases of novelty items in public amusement places.

By leveraging our technology assets, we are developing the uWink Media Bistro, an interactive entertainment restaurant concept. uWink Media Bistro is designed to allow customers to order food, drinks, and games/media at their table through touch screen terminals. This idea integrates food, our proprietary interactive entertainment software and the uWink Entertainment Network System to, we believe, provide a new entertainment dining experience.

For the six months ended June 30, 2005, there were no revenues associated with the uWink Media Bistro.

We believe that we have assembled a management team with an in-depth understanding of both the video game and entertainment restaurant industries, providing the combination needed to execute on the uWink Media Bistro concept.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,783,339 for the six months ended June 30, 2005, and as of June 30, 2005, we had an accumulated deficit of $23,316,332. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six months ended June 30, 2005 compared with the six months ended June 30, 2004.

Net sales for the six months ended June 30, 2005 increased by $24,422 (3.9%) from $629,067 for the six months ended June 30, 2004 to $653,489 for the six months ended June 30, 2005. Bear Shop sales continue to be constrained due to recently completed repairs to the operating software. In July 2005, we began shipment of Version 3.9 of the Bear Shop software to distributors for installation into existing Bear Shop units. Licensing revenue for the first six months of 2005 amounted to $50,000 or approximately 8% of total revenue, as compared to $34,722 (6% of total revenue) for the six months ended June 30, 2004.

Cost of sales for the six months ended June 30, 2005 decreased by $350,411 (45%) from $773,910 for the six months ended June 30, 2004 to $423,498 for the six months ended June 30, 2005. $275,000 of our cost of sales for the six months ended June 30, 2004 was attributable to the cost associated with the seeding of the marketplace by issuing Snap! and Bear Shop units for evaluation by distributors with the anticipation of the eventual conversion into sales; we did not incur any cost related to seeding the marketplace in 2005. This led to a gross loss of $144,842 for the six months ended June 30, 2004, as compared to a gross profit of $229,991 (gross margin of 35%) for the six months ended June 30, 2005.

Selling, general and administrative expenses for the six months ended June 30, 2005 decreased by $603,277 (25%) from $2,456,941 for the six months ended June 30, 2004 to $1,853,664 for the six months ended June 30, 2005. The decrease is primarily attributable to a $500,000 reduction in salary expense (as well as reduced marketing and other operating expenses) as we reduced operating expenses in line with our capital constraints in 2005 and our expectations of lower levels of product sales going forward.

Research and development expense for the six months ended June 30, 2005 decreased by $256,590 (98%) from $261,998 for the six months ended June 30, 2004 to $5,408 for the six months ended June 30, 2005. The decrease is attributable to a shift away from product-related research and development activities to focus engineering resources on the uWink Media Bistro.

Gain on the settlement of debt for the six months ended June 30, 2005 decreased by $291,584 (97%) from $301,840 for the six months ended June 30, 2004 to $10,256 for the six months ended June 30, 2005. During 2004, we were able to settle certain trade payables for amounts less than originally invoiced relating to over-billed amounts or amounts billed in error. In particular, we settled a trade payable to MCI Worldcom at a gain of $127,023 relating to inflated network usage invoices. We also settled a legal bill from outside counsel at a gain of $15,649. We also recorded a $137,500 gain on the settlement of a $137,500 payable to DeAmertek Corporation upon receiving written acknowledgment from DeAmertek that the Company had no obligation to DeAmertek. In 2005, we recorded a gain of $9,728 relating to a discount from a vendor on the outstanding balance upon issuance of final payment in accordance with the settlement agreement.

Amortization of debt discounts for the six months ended June 30, 2005 decreased by $149,666 (88%) from $169,798 for the six months ended June 30, 2004 to $20,132 for the six months ended June 30, 2005. In 2004, we recognized debt discount expense of $125,000 relating to the issuance of warrants to Scientific Games in connection with the conversion by Scientific Games of a prepaid licensing fee into shares of common stock.

Interest expense for the six months ended June 30, 2005 increased by $77,255 (457%) from $16,905 for the six months ended June 30, 2004 to $94,159 for the six months ended June 30, 2005. The increase in interest expense is primarily attributable to the recognition of costs associated with our pursuit of the assets of Sega Gameworks. Certain lenders involved in that transaction required substantial interest as compensation to induce them into providing financial support for the transaction.

As a result, net loss for the six months ended June 30, 2005 decreased by $1,061,497 (37%) from a net loss of $2,844,836 for the six months ended June 30, 2004 to a net loss of $1,783,339 for the six months ended June 30, 2005.

LIQUIDITY AND CASH RESOURCES

As of June 30, 2005, our cash position was $57,943 and we had negative working capital of $703,812. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

On May 15, 2005, we sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. We also issued to these investors immediately-exercisable, five- year warrants to purchase 533,458 shares of our common stock at $1.50 per share. We have used the proceeds of the offering to fund the ongoing development of the uWink Media Bistro and our products.

Our debt outstanding at June 30, 2005 consisted of the following:

A $50,000 convertible note payable to Kevin McLeod, a director of the Company, issued on December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, into shares of the Company's common stock at $1.75 per share.

A $243,139 loan payable to the Company's Vice President of Marketing issued on various dates in 2004 bearing 12% interest and secured by inventory and receivables of the Company; due upon demand.

A $39,000 loan payable to the brother-in-law of the President and CEO received in April 2005, 6% interest, unsecured, due upon demand.

A $20,500 loan payable to the wife of our CEO issued on various dates in 2004, bearing 8% interest, unsecured, and due upon demand.

A $60,500 loan payable to the Company's Vice President of Operations issued on various dates in 2004 and 2005, bearing 8% interest, unsecured, and due upon demand.

Four convertible promissory notes totaling $175,003 issued during November and December of 2004. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, into shares of the Company's common stock at $1.75 per share.

On March 12, 2002, we entered into a $150,000 convertible note with Mr. Scottie Pippen. The note bears interest at 10%, was due on September 9, 2002 and is convertible into common stock at $1.58 per share. We made repeated attempts to contact Mr. Pippen's representatives to come to a resolution regarding the disposition of the note. As a result of a lack of communication from Mr. Pippen's representatives, we did not reach an agreement with Mr. Pippen regarding disposition of the note until March 2005, at which point Mr. Pippen agreed to convert the note into shares of common stock. On May 25, 2005, we issued 121,986 shares of common stock upon conversion of the principal amount of this note plus $42,500 in accrued interest. These shares were reflected as shares to be issued on the March 31, 2005 balance sheet and remained unissued at March 31, 2005 for ministerial reasons.

During the three months ended June 30, 2005, we repaid $5,000 owing to the wife our President and CEO and repaid $117,000 owing to the brother-in-law of our President and CEO. During this period, we borrowed an additional $56,000 from our Vice President of Operations and $39,000 from the brother-in-law of our President and CEO.

During the six month period ended June 30, 2005, we repaid a total of $615,000 in 8% unsecured short term loans which we used to fund the $615,000 deposit required for us to participate in the auction of the assets of Sega Gameworks, LLC held on December 15, 2004. Following the completion of the auction, this deposit was returned to us and we used that cash to repay the loans.

We will need additional working capital to fund our operations over the next 12 months. We believe that we will need at least an additional $3 million of working capital to pay salaries and operating expenses; to fund production of Snap and Bear Shop units; to fund the construction of a restaurant, and if necessary, to finance future losses from operations. We have not yet allocated specific amounts for these purposes. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor can there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of June 30, 2005 was $57,943.

During the six months ended June 30, 2005, net cash used in operations was $313,001, as compared to a use of $2,316,958 for the six months ended June 30, 2004. The decrease is primarily attributable to our scaling back of operations and development activity in line with our capital constraints and expectations for reduced product sales going forward, as well as increased use of common stock to pay for services in 2005. In particular, our operating loss was reduced by $1,061,497 in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. In addition, we generated $243,418 in cash from inventory and inventory deposits in 2005, as compared to using cash of $556,353 in 2004. In 2005, we used common stock to pay for $1,030,300 of services, as compared to $742,925 (including warrants issued for services) in 2004.

During the six months ended June 30, 2005, we generated $614,200 in cash from investing activities, as compared to using cash of $77,186 for the six months ended June 30, 2004. In 2005, we invested only $800 in plant, property and equipment, in line with our reduced levels of staffing and operations, as compared to investing $77,186 in 2004. As described above, in December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. We liquidated this deposit during the first three months of 2005, resulting in net positive cash from investing activities of $614,200 for the six months ended June 30, 2005. We used the cash generated by liquidating this deposit to repay loans totaling $615,000 which were made to fund the deposit.

During the six months ended June 30, 2005, our financing activities used cash in the amount of $300,598 as compared to providing $1,446,393 for the six months ended June 30, 2004. Gross cash generated from sales of our equity securities was $368,402 in the first two quarters of 2005 as compared to $1,747,961 ($1,446,393 net of offering costs) in the first two quarters of 2004. As noted above, in the first quarter of 2005 we also repaid loans of $615,000 used to fund a deposit relating to our participation in the auction of the assets of Sega Gameworks in December 2004. Furthermore, we made net repayment of $54,000 of amounts due to related parties in the first two quarters of 2005.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2005, we sold or issued unregistered shares of our securities in the following transactions:

On April 1, 2005, we issued 2,600 shares of common stock to Mr. Gerry Berg in exchange for financial consulting service valued at $2,737, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 1, 2005, we issued 13,500 shares of common stock to Mr. Lawrence C. Early in exchange for services of an employee valued at $13,750, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 1, 2005, we issued 7,500 shares of common stock to New Capital Advisors, Inc. in exchange for financial consulting services valued at $7,895, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 1, 2005, we issued 20,000 shares to Mr. James Stepanian as a financial penalty for failing to register common stock held by Mr. Stepanian valued at $17,000, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 12, 2005, we issued 50,000 shares to Burt Martin Arnold in exchange for financial consulting services valued at $46,500, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

ITEM 6.  EXHIBITS

(a) Exhibits

REGULATION
S-B NUMBER                          EXHIBIT



      4.2   Form of uWink, Inc. Warrant, dated May 15, 2005.*

      10.1  Lease for office space at 12536 Beatrice Street Los Angeles,
            CA 90066**

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

*Incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.

**Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.

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