Form 10QSB/A
period 2005-09-30
uWink, Inc.
filed 2006-08-01
CIK 1108699

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

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of September 30, 2005 (unaudited)      2

        Consolidated Statements of Operations for the three and nine
        months ended September 30, 2005 and 2004 (unaudited)                 3

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2005 and 2004 (unaudited)                              4

        Notes to Consolidated Financial Statements (unaudited)               5

Item 2. Management's Discussion and Analysis or Plan of Operations          26

Item 3. Controls and Procedures                                             31

PART II.OTHER INFORMATION                                                   32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         32

Item 6. Exhibits                                                            33

SIGNATURES                                                                  34

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended September 30, 2005 (the "Original Report") for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three and nine months ended September 30, 2005 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                SEPTEMBER
                                                                                 30, 2005
                                                                                (RESTATED)
                                                                               ------------
      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $        937
     Account receivable, net of allowance for doubtful accounts of $57,545          143,678
     Inventory, net of obsolescence reserve of $88,546                              445,638
     Deposits                                                                        85,425
     Prepaid expenses and other current assets                                       49,116
                                                                               ------------
TOTAL CURRENT ASSETS                                                                724,794
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $278,019                                                       25,722
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $886,264                                           143,798
                                                                               ------------
TOTAL ASSETS                                                                   $    894,314
                                                                               ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                          $    891,080
     Accrued expenses                                                               132,402
     Accrued payroll and related benefits                                            14,205
     Due to related parties                                                         423,094
     Convertible note payable net of discount of $6,707                             168,296
     Advances from Customers                                                         49,980
                                                                               ------------
TOTAL CURRENT LIABILITIES                                                         1,679,057
                                                                               ------------

LONG-TERM LIABILITIES
     Convertible note payable net of discount of $20,000                             80,000

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 12,441,689 shares issued and outstanding                         12,442
     Additional paid-in capital                                                  22,949,598
     Accumulated deficit                                                        (23,926,437)
     Shares to be issued                                                             99,654
                                                                               ------------
       TOTAL STOCKHOLDERS' DEFICIT                                                 (864,743)
                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    894,314
                                                                               ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






                              UWINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTH PERIODS ENDED           NINE MONTH PERIODS ENDED
                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                    2005              2004             2005              2004
                                                 (RESTATED)        (RESTATED)       (RESTATED)        (RESTATED)
                                                ------------      ------------     ------------      ------------
NET SALES                                       $    (76,290)     $    474,929     $    577,199      $  1,103,997

COST OF SALES                                         52,350            58,371          475,848           832,280
                                                ------------      ------------     ------------      ------------
GROSS PROFIT (LOSS)                                 (128,640)          416,559          101,351           271,716
                                                ------------      ------------     ------------      ------------

OPERATING EXPENSES
   Selling, general and administrative expenses      318,625         1,316,141        2,175,229         3,788,091
     Research and development                             --            29,391               --           291,389
     Impairment Loss                                  86,330                --           86,330                --
                                                ------------      ------------     ------------      ------------
TOTAL OPERATING EXPENSES                             404,955         1,345,532        2,261,559         4,079,480
                                                ------------      ------------     ------------      ------------

LOSS FROM OPERATIONS                                (533,595)         (928,974)      (2,160,209)       (3,807,764)
                                                ------------      ------------     ------------      ------------

OTHER INCOME (EXPENSE)
     Other income                                         52                 3              496               478
     Beneficial conversion of debt                   (10,066)               --          (30,198)         (169,798)
     Nominal stock option expense                    (25,333)          (47,493)         (76,000)         (144,159)
     Gain on settlement of debt                           --            34,939           10,256           336,779
     Interest expense                                (33,044)           (7,247)        (127,203)          (24,152)
     Equipment Stolen                                 (8,117)               --           (8,117)               --
                                                ------------      ------------     ------------      ------------
TOTAL OTHER EXPENSE                                  (76,508)          (19,798)        (230,766)             (852)
                                                ------------      ------------     ------------      ------------

NET LOSS                                        $   (610,103)     $   (948,771)    $ (2,393,444)     $ (3,808,616)
                                                ============      ============     ============      ============

NET LOSS PER COMMON SHARE - BASIC & DILUTED     $      (0.05)     $      (0.10)    $      (0.21)     $      (0.42)
                                                ============      ============     ============      ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                12,398,544         9,790,309       11,460,592         9,032,615
                                                ============      ============     ============      ============


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






                                    UWINK, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                                           NINE MONTH PERIODS ENDED
                                                                                SEPTEMBER 30
                                                                             2005            2004
                                                                          (RESTATED)      (RESTATED)
                                                                         -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                              $(2,393,444)      (3,808,616)
   Adjustment to reconcile net loss to net cash
     Provided by (used in) operating activities:
       Amortization of debt discount on convertible note payable              30,198          169,798
       Amortization of options issued below market price                      76,000          144,159
       Depreciation and amortization expense                                  94,131          115,863
       Impairment Loss                                                        94,447               --
       Bad debt allowance                                                    (38,237)          95,782
       Issuance of warrants for services                                          --          474,215
       Issuance of common stock for payroll                                       --          108,710
       Issuance of common stock for accrued interest                          42,500               --
       Issuance of common stock for services                               1,152,340          466,270
       Issuance of common stock on conversion of prepaid license fee              --          125,000
       Inventory obsolescence reserve                                       (281,853)         319,149
       Provision for sales returns                                          (150,000)              --
       Gain on forgiveness of debt                                           (10,256)        (336,779)
   Changes in operating assets and liabilities:
     Accounts receivable                                                     476,569         (335,179)
     Inventory                                                               355,885         (616,369)
     Deposits - inventory                                                    267,768         (260,600)
     Deposits - Gameworks                                                         --               --
     Deposits                                                                     --               --
     Prepaid expenses and other current assets                                 1,275          (74,976)
     Accounts payable                                                         76,719          272,749
     Accrued expenses                                                         (5,917)          67,339
     Accrued payroll and related benefits                                    (66,215)        (225,063)
     Advances from Customers                                                 (50,020)        (159,722)
     Provision for Sales Returns                                            (150,000)              --
                                                                         -----------      -----------
Net cash used in operating activities                                       (478,112)      (3,458,268)
                                                                         -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                         (2,650)         (88,256)
   Payment for capitalized product development costs                              --         (240,429)
     Deposits - Gameworks                                                    615,000               --
                                                                         -----------      -----------
Net cash provided by (used in) investing activities                          612,350         (328,685)
                                                                         -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds (repayments) from issuance of debt                              (515,000)              --
   Proceeds (repayments) from advances from related parties                  (44,045)          26,868
   Proceeds from issuance of common stock                                    368,402        2,988,722
   (Payment) of offering costs                                                    --         (382,642)
                                                                         -----------      -----------
Net cash provided by (used in) financing activities                         (190,643)       2,632,948
                                                                         -----------      -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (56,405)      (1,154,005)

CASH AND CASH EQUIVALENTS, Beginning of period                                57,342        1,156,170
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                                 $       937            2,165
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                         $        --           24,152
                                                                         ===========      ===========
   Income taxes paid                                                     $        --              800
                                                                         ===========      ===========
   Conversion of debt into shares of common stock                        $   192,500          237,133
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,393,444 for the nine months ended September 30, 2005, and as of September 30, 2005, the Company had an accumulated deficit of $23,926,437. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amortization of capitalized software development costs was $59,894 for the nine months ended September 30, 2005.

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

30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the nine months ended September 30, 2005, impairment loss on obsolete Snap! tooling amounted to $86,330, as described in Note 6 below.

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of September 30, 2005, advances from customers relating to licensing fees amounted to $49,980.

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

                                                        2005            2004
                                                     ------------   ------------
         Net loss
           As reported                               $ (2,393,444) $ (3,808,616)
           Compensation recognized under APB 25            76,000       144,159
           Compensation recognized under SFAS 123        (260,070)     (343,977)

                                                     ------------   ------------
                      Pro forma                      $ (2,577,514) $ (4,008,434)

                                                     ============   ============

         Basic and diluted loss per common share
           As reported                               $     (0.21)   $     (0.42)
           Pro forma                                 $     (0.23)   $     (0.44)


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

On September 9, 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant.

The following table summarizes the options outstanding as of September 30, 2005.

                                                                     Weighted
                                                   Stock             Average
                                                  Option             Exercise
                                                   Plans               Price
                                                ----------         ------------
Balance December 31, 2004                       1,401,181           $  1.81
Granted                                         1,340,000              0.45
Exercised                                          19,010           $  0.32
Canceled                                          493,920           $  1.75
Balance September 30, 2005                      2,228,251           $  1.02
Exercisable September 30, 2005                    598,158           $  1.50


During the nine months ended September 30, 2005, we granted 50,000 options to employees at an exercise price of $0.74 per share; 590,000 options to employees at an exercise price of $0.36 per share; 350,000 options to employees at an exercise price of $0.43 per share; and 350,000 options to employees at an exercise price of $0.57 per share.

The weighted average remaining contractual life of options outstanding issued under the plans is 9.1 years at September 30, 2005. The exercise prices for the options outstanding under the plans at September 30, 2005 ranged from $0.32 to $6.31.

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


                                                   15





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

As a result of the above adjustments to the 2004 financial statements, the Company has restated the affected balances for the quarter ended September 30, 2005. The following presents the effect on the Company's previously issued financial statements for the quarter ended September 30, 2005. The Tables set forth below only present those accounts that were affected by the Restatement.
The restated financial statements also include certain reclassifications made purely for presentation purposes.


                                                   16





Balance sheet at September 30, 2005:

                                                                                           Previously      Increase
                                                                                            Reported       (Decrease)      Restated


CURRENT ASSETS
    Cash and cash equivalents                                                                   981            (44)           937
    Account receivable, net of allowance for doubtful accounts of $57,545                   205,927        (62,249)       143,678
    Inventory, net of obsolescence reserve of $88,546                                       406,415         39,223        445,638
    Prepaid expenses and other current assets                                                51,610         (2,494)        49,116
TOTAL CURRENT ASSETS                                                                        750,358        (25,564)       724,794
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $528,858 and $278,019, respectively                                     26,026           (304)        25,722
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
              accumulated amortization of $890,511 and $886,264, respectively               137,056          6,742        143,798
TOTAL ASSETS                                                                                913,440        (19,126)       894,314
CURRENT LIABILITIES
    Accounts payable                                                                        568,750        322,330        891,080
    Accrued expenses                                                                        171,072        (38,670)       132,402
    Accrued payroll and related benefits                                                        400         13,805         14,205
    Due to related parties                                                                  373,094         50,000        423,094
    Convertible note payable net of discount of $37,500 and $6,707, respectively            187,503        (19,207)       168,296
    Advances from Customers                                                                  25,000         24,980         49,980
TOTAL CURRENT LIABILITIES                                                                 1,325,819        353,238      1,679,057
LONG-TERM LIABILITIES
    Convertible note payable net of discount of $0 and $20,000, respectively                100,000        (20,000)        80,000
TOTAL LIABILITIES                                                                         1,425,819        333,238      1,759,057
STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares
                authorized; 12,441,689 shares issued and outstanding                         12,472            (30)        12,442
    Additional paid-in capital                                                           22,298,192        651,406     22,949,598
    Accumulated deficit                                                                 (22,837,003)    (1,089,434)   (23,926,437)
    Shares to be issued                                                                      13,960         85,694         99,654
       TOTAL STOCKHOLDERS' DEFICIT                                                         (512,379)      (352,364)      (864,743)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 913,440        (19,126)       894,314



Statement of operations for the nine months ended September 30, 2005:

                                                                                           Previously      Increase
                                                                                            Reported       (Decrease)      Restated

NET SALES                                                                                   427,199        150,000        577,199
COST OF SALES                                                                               362,773        113,075        475,848
GROSS PROFIT (LOSS)                                                                          64,426         36,925        101,351
OPERATING EXPENSES
    Selling, general and administrative expenses                                          2,232,022        (56,793)     2,175,229
    Impairment Loss                                                                              --         86,330         86,330
TOTAL OPERATING EXPENSES                                                                  2,232,022         29,537      2,261,559
LOSS FROM OPERATIONS                                                                     (2,167,596)         7,387     (2,160,209)
OTHER INCOME (EXPENSE)
    Beneficial conversion of debt                                                          (168,753)       138,555        (30,198)
    Nominal stock option expense                                                             17,972        (93,972)       (76,000)
    Gain on settlement of debt                                                              160,256       (150,000)        10,256
    Equipment Stolen                                                                             --         (8,117)        (8,117)
TOTAL OTHER EXPENSE                                                                        (117,232)      (113,534)      (230,766)
LOSS BEFORE PROVISION FOR INCOME TAXES                                                   (2,284,828)      (106,146)    (2,390,974)
NET LOSS                                                                                 (2,287,298)      (106,146)    (2,393,444)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                                                   (0.20)         (0.01)         (0.21)
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC & DILUTED                                                        11,567,873       (107,281)    11,460,592






Statement of cash flows for the nine months ended September 30, 2005:

                                                                                           Previously      Increase
                                                                                            Reported       (Decrease)      Restated

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                             (2,287,298)      (106,146)    (2,393,444)
    Adjustment to reconcile net loss to net cash
         Provided by (used in) operating activities:
              Amortization of debt discount on convertible note payable                     168,753       (138,555)        30,198
              Amortization of options issued below market price                             (17,972)        93,972         76,000
              Depreciation and amortization expense                                         188,274        (94,143)        94,131
              Impairment Loss                                                                    --         94,447         94,447
              Bad debt allowance                                                            (83,085)        44,848        (38,237)
              Issuance of common stock for accrued interest                                      --         42,500         42,500
              Issuance of common stock for services                                         988,937        163,403      1,152,340
              Provision for sales returns                                                        --       (150,000)      (150,000)
              Gain on forgiveness of debt                                                  (160,256)       150,000        (10,256)
    Changes in operating assets and liabilities:
         Accounts receivable                                                                527,506        (50,937)       476,569
         Deposits - Gameworks                                                               615,000       (615,000)            --
         Deposits                                                                            17,092        (17,092)            --
         Prepaid expenses and other current assets                                            3,450         (2,175)         1,275
         Accounts payable                                                                   (63,194)       139,913         76,719
         Accrued expenses                                                                    12,430        (18,347)        (5,917)
         Accrued payroll and related benefits                                               (53,631)       (12,584)       (66,215)
         Advances from Customers                                                            (75,000)        24,980        (50,020)
         Provision for Sales Returns                                                             --       (150,000)      (150,000)
         Shares to be issued                                                                 13,960        (13,960)            --
Net cash used in operating activities                                                       136,767       (614,879)      (478,112)
CASH FLOW FROM INVESTING ACTIVITIES:
              Payment for property and equipment                                             (3,450)           800         (2,650)
                          Deposits - Gameworks                                                   --        615,000        615,000
Net cash provided by (used in) investing activities                                          (3,450)       615,800        612,350
CASH FLOW FROM FINANCING ACTIVITIES:
              Proceeds (repayments) from issuance of debt                                   100,000       (615,000)      (515,000)
              Proceeds (repayments) from advances from related parties                     (659,045)       615,000        (44,045)
NET DECREASE IN CASH AND
              CASH EQUIVALENTS                                                              (57,326)           921        (56,405)
CASH AND CASH EQUIVALENTS, Beginning of period                                               58,307           (965)        57,342
CASH AND CASH EQUIVALENTS, End of period                                                        981            (44)           937
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
              Interest paid                                                                 127,203       (127,203)            --


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






                                                                           2005           2004
                                                                        ----------     ----------
              Shares to be issued upon conversion
               of convertible note                                         128,573         94,937
              Stock options issued to employees                          1,048,169         67,647
              Warrants issued to consultants and finders                   390,349        313,271
              Warrants issued for financing                              2,111,525        687,074
                                                                        ----------     ----------
                                                                         3,678,616      1,162,929
                                                                        ==========     ==========


NOTE 4 - ACCOUNTS RECEIVABLE

During the three months ended September 30, 2005, gross receivables previously reserved for were written down by $175,177 and a corresponding reduction was made to the allowance for doubtful accounts. Excess allowance for doubtful accounts in the amount of $111,503 was reversed to reflect the net realizable value of remaining receivables.


Accounts Receivable at September 30, 2005                            $ 201,223
Less:  allowance for doubtful accounts                                 (57,545)
                                                                     ----------
                                                                     $ 143,678
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of September 30, 2005, determined on a first in first out basis. During the three months ended September 30, 2005, obsolete inventory previously reserved for was written down by $461,941 and a corresponding reduction was made to the obsolescence reserve. The remaining inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $117,651.


Inventory at September 30, 2005                                      $ 534,184
Less: obsolescence reserve                                             (88,546)
                                                                     ----------
                                                                     $ 445,638
                                                                     ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005, consists of the following:

                  Computer equipment and related software             $ 169,284
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                31,682
                                                                      ----------

                  Less accumulated depreciation and amortization       (278,019)
                                                                      ----------
                                                                      $  25,722
                                                                      ==========

At September 30, 2005, Snap! tooling assets with a gross value of $159,517 were fully impaired. As a result, the gross value of property and equipment was reduced by $159,517, accumulated depreciation was reduced by $73,187 and impairment loss was increased by $86,330.

NOTE 7 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2005, the Company had no cash and cash equivalent balances in financial institutions, which were in excess of federally insured amounts.

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at September 30, 2005 consisted of the following:


Convertible note payable to Kevin McLeod, a director of the Company, issued on
December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common
stock at $1.75 per share.                                                               $  50,000

Loan payable to the Company's Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest
secured by inventory and receivables of the Company, due upon demand.                     253,094

Loan payable to the brother-in-law of the President and CEO received in April 2005,
6% interest, unsecured, due upon demand.                                                   39,000

Loan payable to the wife of the President and CEO issued on various dates in
2004, 8% interest unsecured, due upon demand.                                              20,500

Loan payable to the Company's Vice President of Operations issued on various
dates in 2004 and 2005, 8% interest unsecured, due upon demand.                            60,500
                                                                                        ---------

Total                                                                                   $ 423,094
                                                                                        ---------
During the three months ended September 30, 2005 borrowed an additional $9,955 from our Vice President of Marketing. During the three months ended September
30, 2005, we accrued $12,423 of interest on amounts due to related parties and repaid $613 of interest due to related parties.

                                       20






NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable outstanding at September 30, 2005 consisted of the following:


During the fourth quarter of 2004, the Company issued four convertible promissory notes totaling $175,003. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share. The market value on the dates of issuance ranged from $2.00 - $2.55. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company determined the preferential conversion feature of the convertible promissory notes on the date of issuance to be equal to $42,859. The amount allocated to the preferential conversion feature of $42,859 was recorded as a discount on the convertible notes payable and as additional paid-in capital. The discounts on the convertible notes payable will be amortized over the one year term of the convertible notes payable. For the three months ended September 30, 2005, $10,066 was amortized to expense.



Principal Amount                                                                        $ 175,003
Less Discount                                                                              (6,707)
                                                                                        ---------
                                                                                        $ 168,296
                                                                                        =========


NOTE 10 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long term convertible note payable outstanding at September 30, 2005 consisted of the following:

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

                                                                                          $100,000
Principal Amount                                                                           (20,000)
Less Discount                                                                             $ 80,000



NOTE 11 - EQUITY

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

Common Stock


During the three months beginning July 1 and ended September 30, 2005, the
Company:

         o issued 87,710 shares of common stock to a number of service providers in exchange for services valued at $43,030, based on the stock price on the date of the agreement.

Stock Warrants

The Company has issued warrants to consultants and finders for services rendered and to investors in connection with raising capital.

The following table summarizes the warrants outstanding as of September 30, 2005.

                                                                  Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ---------      -------
Balance, December 31, 2004                           1,976,338     $ 3.48
Granted                                                533,458     $ 1.50
Exercised                                                   --         --
Cancelled                                                7,922     $ 2.05
Balance September 30, 2005                           2,501,874     $ 3.06
Exercisable September 30, 2005                       2,501,874     $ 3.06


NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of September 30, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Our offices are located at 12536 Beatrice Street, Los Angeles, California 90066, and consist of 8,500 square feet of office and warehouse space at the rate of $10,200 per month. The term of this lease, which commenced May 1, 2005, is three years.

NOTE 14 - SUBSEQUENT EVENTS

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

In October 2005, we issued 27,099 shares of our common stock to various service providers, in exchange for services rendered on behalf of the Company.

In November 2005, we issued 6,500 shares of common stock to a former employee for services rendered on behalf of the Company.

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

OVERVIEW

uWink, Inc. ("uWink", "we", "us", or the "Company") is a digital entertainment company, based in Los Angeles, California, that designs and develops interactive entertainment software and platforms for restaurants, bars, and mobile devices. We are currently planning a new entertainment dining experience called uWink Media Bistro that leverages our network and entertainment software.

We have spent more than $10 million over the last 4 years to build our entertainment vending platform and our Entertainment Systems Network, including SNAP!, Bear Shop (also known as Boxter Bear) and our video game library. We own software and hardware components that we believe can be used in multiple products, thereby reducing the cost of development, the time to market, and the integration of existing software into additional hardware and software applications.

We derive our revenue from the sale of our SNAP! countertop game platforms and Bear Shop entertainment vending platform, products the entertainment vending platform dispenses, such as plush bears and related clothing, and software licensing fees.

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

We are currently in the process of winding down our SNAP! and Bear Shop manufacturing operations and, going forward, are seeking to license our SNAP! and Bear Shop intellectual property to 3rd party manufacturers in exchange for licensing fees.

By leveraging our technology assets, we are developing the uWink Media Bistro, an interactive entertainment restaurant concept. uWink Media Bistro is designed to allow customers to order food, drinks, and games/media at their table through touch screen terminals. This idea integrates food and our interactive entertainment software to provide what we believe will be a new entertainment dining experience.

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

We believe that we have assembled a management team with an in-depth understanding of the video game, entertainment and restaurant industries, providing what we believe is the combination needed to execute on the uWink Media Bistro concept.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,393,444 for the nine months ended September 30, 2005, and as of September 30, 2005, we had an accumulated deficit of $23,926,437. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.

Net sales for the nine months ended September 30, 2005 decreased by $526,798 (47.7%) from $1,103,997 for the nine months ended September 30, 2004 to $577,199 for the nine months ended September 30, 2005, reflecting the winding down of our SNAP! and Bear Shop manufacturing operations. Negative net sales of $76,290 for the three months ended September 30, 2005 were the result of credits issued to customers for returned merchandise. Licensing revenue for the first nine months of 2005 amounted to $75,000 or approximately 13% of total revenue, as compared to $34,722 (3% of total revenue) for the nine months ended September 30, 2004.

Cost of sales for the nine months ended September 30, 2005 decreased by $356,432 (43%) from $832,280 for the nine months ended September 30, 2004 to $475,848 for the nine months ended September 30, 2005. The decline in cost of goods sold is primarily attributable to the winding down of our SNAP! and Bear Shop manufacturing operations. Our gross profit percentage for the nine months ended September 30, 2005 was 17.6%, as compared to 24.6% for the first nine months of 2004.

Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased by $1,612,862 (43%) from $3,788,091 for the nine months ended September 30, 2004 to $2,175,229 for the nine months ended September 30, 2005. The decrease is primarily attributable to an approximately $900,000 reduction in salary expense; an approximately $340,000 reduction in marketing and sales expenses; and an approximately $200,000 reduction in shareholder relations expenses (as well as reductions in various other operating expenses), as we cut operating expenses in line with our capital constraints in 2005 and our expectations of lower levels of product sales going forward.

Research and development expense for the nine months ended September 30, 2005 decreased by $291,389 (100%) from $291,389 for the nine months ended September 30, 2004 to $0 for the nine months ended September 30, 2005. The decrease is attributable to the shift of our engineering resources to the development of the uWink Media Bistro.

Impairment loss increased to $86,330 in 2005 from $0 in 2004. In 2005, we impaired $86,330 in Snap! tooling, moulds and dyes, as a result of our decision to wind down our Snap! and Bear Shop operations.

Gain on the settlement of debt for the nine months ended September 30, 2005 decreased by $326,522 (97%) from $336,779 for the nine months ended September 30, 2004 to $10,256 for the nine months ended September 30, 2005. During 2004, we were able to settle certain trade payables for amounts less than originally invoiced relating to over-billed amounts or amounts billed in error. In particular, we settled a trade payable to MCI Worldcom at a gain of $127,023 relating to inflated network usage invoices. We also settled a legal bill from outside counsel at a gain of $15,649. We also recorded a $137,500 gain on the settlement of a $137,500 payable to DeAmertek Corporation upon receiving written acknowledgment from DeAmertek that the Company had no obligation to DeAmertek, and recorded a $34,395 gain on the settlement of a trade payable to our former auditors Stonefield Josephson relating to accounting services. In 2005, we recorded a gain of $9,728 relating to a discount from a vendor on the outstanding balance upon issuance of final payment in accordance with the settlement agreement.

Amortization of debt discounts for the nine months ended September 30, 2005 decreased by $139,600 (82%) from $169,798 for the nine months ended September 30,
2004 to $30,198 for the nine months ended September 30, 2005. In 2004, we recognized debt discount expense of $125,000 relating to the issuance of warrants to Scientific Games in connection with the conversion by Scientific Games of a prepaid licensing fee into shares of common stock.

Interest expense for the nine months ended September 30, 2005 increased by $103,052 (426%) from $24,152 for the nine months ended September 30, 2004 to $127,203 for the nine months ended September 30, 2005. The increase in interest expense is primarily attributable to interest accruals on higher levels of debt obligations entered into after September 30, 2004, as well as the recognition of interest costs associated with our pursuit of the assets of Sega Gameworks. Certain lenders involved in that transaction required substantial interest as compensation to induce them into providing financial support for the transaction.

As a result, net loss for the nine months ended September 30, 2005 decreased by $1,415,172 (37%) from a net loss of $3,808,616 for the nine months ended September 30, 2004 to a net loss of $2,393,444 for the nine months ended September 30, 2005.

LIQUIDITY AND CASH RESOURCES

As of September 30, 2005, our cash position was $937 and we had negative working capital of $954,263. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

During the second quarter of 2005, we sold 533,458 shares of common stock for cash in a private placement offering for gross proceeds of $293,402. We have used the proceeds of the offering to fund the ongoing development of the uWink Media Bistro and our products.

In September 2005, we received cash proceeds (net of transaction fees) of $95,000 from the issuance of a $100,000 Convertible Note. These proceeds were used for working capital purposes.

In October 2005, we received cash proceeds (net of transaction fees) of $195,000 from the issuance of a $200,000 Convertible Note. These proceeds were used for working capital purposes.

Our debt outstanding at September 30, 2005, consisted of the following:

A $50,000 convertible note payable to Kevin McLeod, a director of the Company, issued on December 6, 2004. The note bears interest at 20% per annum and is due one year from the date of issuance. The note can be converted immediately from the date of issuance, at the option of the holder, into shares of the Company's common stock at $1.75 per share.

A $253,094 loan payable to the Company's Vice President of Marketing issued on various dates in 2004 and 2005 bearing 12% interest and secured by inventory and receivables of the Company; due upon demand.

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

A $100,000 convertible note issued on September 8, 2005. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

During the three months ended September 30, 2005, we borrowed an additional $9,955 from our Vice President of Marketing.

During the nine month period ended September 30, 2005, we repaid a total of $615,000 in 8% unsecured short term loans which we used to fund the $615,000 deposit required for us to participate in the auction of the assets of Sega Gamesworks, LLC held on December 15, 2004. Following the completion of the auction, this deposit was returned to us and we used that cash to repay the loans.

We will need additional working capital to fund our operations over the next 12 months. We believe that we will need at least an additional $3 million of working capital to pay salaries and operating expenses; to fund the construction of a restaurant; and, if necessary, to finance future losses from operations. We have not yet allocated specific amounts for these purposes. We plan to obtain the additional working capital through the private placement sale of our equity securities. As of the date of this report, there are no commitments for the sale of the Company's securities nor can there be any assurance that such funds will be available on commercially reasonable terms. Should we be unable to raise the required additional funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of September 30, 2005 was $937.

During the nine months ended September 30, 2005, net cash used in operations was $478,112, as compared to a use of $3,458,268 for the nine months ended September 30, 2004. The decrease is primarily attributable to our scaling back of operations and development activity in line with our capital constraints and the winding down of our Snap! and Bear Shop operations. In particular, our operating loss was reduced by $1,415,172 in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. In addition, we generated $1,100,223 in cash from accounts receivable, inventory and inventory deposits in 2005, as compared to using cash of $1,212,148 in 2004.

During the nine months ended September 30, 2005, we generated cash of $612,350 from investing activities, as compared to a use of $328,685 for the nine months ended September 30, 2004. In 2005, we invested only $2,650 in plant, property and equipment, in line with our reduced levels of staffing and operations, as compared to investing $88,256 in 2004. As described above, in December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. We liquidated this deposit during the first three months of 2005, resulting in net positive cash from investing activities of $612,350 for the nine months ended September 30, 2005. We used the cash generated from liquidating this deposit to repay loans totaling $615,000 which were made to fund the deposit.

During the nine months ended September 30, 2005, our financing activities used cash in the amount of $190,643 as compared to providing $2,632,948 for the nine months ended September 30, 2004. Gross cash generated from sales of our equity securities was $368,402 in the first three quarters of 2005 as compared to $2,988,722 ($2,606,080 net of offering costs) in the first three quarters of 2004. As noted above, in 2005 we also repaid loans of $615,000 used to fund a deposit relating to our participation in the auction of the assets of Sega Gameworks in December 2004 and issued a $100,000 two-year convertible note. Furthermore, we made net repayment of $44,045 of amounts due to related parties in the first three quarters of 2005.


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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2005, we sold or issued unregistered shares of our equity securities in the following transactions:

On August 3, 2005, we issued 10,000 shares to Mr. James Stepanian valued at $6,000, based on the stock price on the date of the agreement, as a financial penalty for failing to register common stock held by Mr. Stepanian. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

On September 12, 2005, we issued 50,000 shares to Friedland Capital in exchange for consulting services valued at $22,500, based on the stock price on the date of the agreement. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 8, 2005, we received cash proceeds (net of transaction fees) of $95,000 from the issuance of a $100,000 Convertible Note to Mr. William Hines. These proceeds were used for working capital purposes. This Convertible Note has a two year term, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. This issuance was made pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

ITEM 6.  EXHIBITS

(a) Exhibits

REGULATION
S-B NUMBER                                    EXHIBIT




       4.1  Convertible Promissory Note, dated September 8, 2005.*

       4.2  Convertible Promissory Note, dated October 10, 2005.**

      10.1 2005 Stock Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on September 15, 2005).

      10.2 Employment Agreement, dated as of August 29, 2005, between the Company and Peter F. Wilkniss (incorporated by reference to our Quarterly Report on Form 10-QSB for the Quarter ended September 30,
            2005).

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

*Incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.

**Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.

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