Form 10QSB
period 2006-06-30
uWink, Inc.
filed 2006-08-14
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

              12536 BEATRICE STREET, LOS ANGELES, CALIFORNIA 90066 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of common stock outstanding as of August 11, 2006 was 18,958,001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2006 (unaudited)          2

           Consolidated Statements of Operations for the three and six
           month periods ended June 30, 2006 and 2005 (unaudited)              3

           Consolidated Statements of Cash Flows for the three and six
           month periods ended June 30, 2006 and 2005 (unaudited)              4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis or Plan of Operations         21

Item 3.    Controls and Procedures                                            32

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        33

Item 6.    Exhibits                                                           34

SIGNATURES                                                                    35

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                  JUNE 30
                                                                                   2006
                                                                               -------------

                                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $     510,632
     Account receivable, net of allowance for doubtful accounts of $62,873            22,780
     Inventory, net of obsolescence reserve of $296,688                               64,781
     Prepaid expenses and other current assets                                        53,609
                                                                               -------------
TOTAL CURRENT ASSETS                                                                 651,802
                                                                               -------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $291,696                                                       209,986
                                                                               -------------
                                                                               $     861,788
                                                                               =============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                          $     956,206
     Accrued expenses                                                                165,891
     Accrued payroll and related benefits                                            215,661
     Due to related parties                                                          223,000
     Notes Payable                                                                    91,721
     Advances from customers                                                          24,980
                                                                               -------------
TOTAL CURRENT LIABILITIES                                                          1,677,459
                                                                               -------------

     Convertible note payable, net of discount of $11,667                             88,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 18,608,086 shares issued and outstanding                          18,613
     Additional paid-in capital                                                   25,062,981
     Accumulated deficit                                                         (26,038,241)
     Shares to be issued                                                              52,644
                                                                               -------------
TOTAL STOCKHOLDERS' DEFICIT                                                         (904,004)
                                                                               -------------
                                                                               $     861,788
                                                                               =============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                                 UWINK, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED              SIX MONTH PERIODS ENDED
                                                      --------------------------------      --------------------------------
                                                                   JUNE 30                              JUNE 30
                                                          2006                2005              2006              2005
                                                                           (RESTATED)                           (RESTATED)
                                                      -------------      -------------      -------------      -------------

NET SALES                                             $      59,683      $     311,585      $     110,052      $     653,489

COST OF SALES                                               107,955            236,205            142,123            423,498
                                                      -------------      -------------      -------------      -------------
GROSS PROFIT (LOSS)                                         (48,272)            75,380            (32,071)           229,991
                                                      -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Selling, general and administrative expenses           791,058            776,433          1,182,869          1,904,330
     Research and development                                    --              4,651                 --              5,408
                                                      -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                    791,058            781,084          1,182,869          1,909,738
                                                      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                       (839,331)          (705,704)        (1,214,940)        (1,679,747)
                                                      -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Other income                                             8,089                177             10,306                444
     Beneficial conversion of debt                           (2,500)           (10,066)           (25,000)           (20,132)
     Gain on settlement of debt                               2,700                529              3,376             10,256
     Interest expense                                       (32,301)           (23,759)           (42,442)           (94,159)
                                                      -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                (24,012)           (33,120)           (53,760)          (103,591)
                                                      -------------      -------------      -------------      -------------

NET LOSS                                              $    (863,342)     $    (738,823)     $  (1,268,700)     $  (1,783,339)
                                                      =============      =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $       (0.05)     $       (0.06)     $       (0.08)     $       (0.16)
                                                      =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                       18,232,187         11,737,026         15,432,900         11,329,658
                                                      =============      =============      =============      =============


                                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                      UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                           SIX MONTH PERIODS ENDED
                                                                      --------------------------------
                                                                                  JUNE 30
                                                                          2006                2005
                                                                                           (RESTATED)
                                                                      -------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                          $  (1,268,700)     $  (1,783,339)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable            25,000             20,132
        Nominal Stock Option Expense                                        231,957             50,666
        Depreciation and amortization expense                                 5,234             63,573
        Bad debt allowance                                                  (13,120)           248,444
        Issuance of warrants for interest expense                            16,828                 --
        Issuance of common stock for services                                84,076          1,030,300
        Issuance of common stock for accrued interest                            --             42,500
        Inventory obsolescence reserve                                       79,233             62,437
        Provision for sales returns                                              --           (150,000)
        Gain on forgiveness of debt                                          (3,376)           (10,256)
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (9,660)           (65,058)
        Inventory                                                           111,331             (1,747)
        Deposits - inventory                                                 66,398            245,165
        Prepaid expenses and other current assets                           (12,427)             3,615
        Accounts payable                                                     57,092             44,240
        Accrued expenses                                                    (13,869)           (31,253)
        Accrued payroll and related benefits                                123,415            (57,400)
        Advances from Customers                                                  --            (25,020)
                                                                      -------------      -------------
      Net cash used in operating activities                                (520,588)          (313,001)
                                                                      -------------      -------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                   (196,141)              (800)
        Deposits - Gameworks                                                                   615,000
                                                                      -------------      -------------
      Net cash provided by (used in) investing activities                  (196,141)           614,200
                                                                      -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
        Debt Repayment                                                     (150,000)          (615,000)
        Proceeds (repayments) from advances from related parties            (97,000)           (54,000)
        Proceeds from issuance of common stock                            1,532,500            368,402
        (Payment) of offering costs                                         (81,898)                --
                                                                      -------------      -------------
      Net cash provided by (used in) financing activities                 1,203,602           (300,598)
                                                                      -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   486,873                601

CASH AND CASH EQUIVALENTS, Beginning of period                               23,759             57,342
                                                                      -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                              $     510,632      $      57,943
                                                                      =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $      11,162      $          --
                                                                      =============      =============
    Income taxes paid                                                 $          --      $          --
                                                                      =============      =============
    Conversion of debt into common stock                              $          --      $     192,500
                                                                      =============      =============


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                              UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                   4

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company" or "we"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,268,700 for the six months ended June 30, 2006, and as of June 30, 2006, the Company had an accumulated deficit of $26,038,241. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 1-3 months because: we may require additional funding to complete the build out of our prototype restaurant; we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of June 30, 2006, advances from customers relating to licensing fees amounted to $24,980.

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


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2006 and 2005 because the effect would have been anti-dilutive:

                                                                           2006           2005
                                                                        ----------     ----------
              Shares to be issued upon conversion
               of convertible note                                              --        128,573
              Stock options issued to employees                          2,764,732        711,954
              Warrants issued to consultants and finders                   323,022        391,934
              Warrants issued for financing                              5,136,478      2,111,525
                                                                        ----------     ----------
                                                                         8,224,232      3,343,986
                                                                        ==========     ==========


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2006                                 $   85,653
Less:  allowance for doubtful accounts                                  (62,873)
                                                                     ----------
                                                                     $   22,780
                                                                     ==========


NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of June 30, 2006, determined on a first in first out basis. During the six months ended June 30, 2006, the Company recorded a reserve of obsolescence amounting to $117,489.

Inventory at June 30, 2006                                           $  361,469
Less: obsolescence reserve                                             (296,688)
                                                                     ----------
                                                                     $   64,781
                                                                     ==========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006, consists of the following:

                  Computer equipment and related software             $ 208,041
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                39,783
                  Construction in Progress                              151,083
                                                                      ----------
                                                                        501,682
                  Less accumulated depreciation and amortization       (291,696)
                                                                      ----------
                                                                      $ 209,986
                                                                      ==========

NOTE 6 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2006, the Company had cash and cash equivalent balances totaling $386,760 in financial institutions, which were in excess of federally insured amounts.


NOTE 7 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at June 30, 2006 consisted of the following:

Convertible Note payable to Mr. Bradley Rotter, a member of the Company's board of directors. This note (the "2006 Rotter Note") is due October 19, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr.Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The 2006 Rotter Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $0.345.

On April 19, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter in respect of the $200,000 Convertible Promissory Note, dated October 10, 2005 and due April 10, 2006, from the Company to Mr. Rotter (the "2005 Rotter Note"). Pursuant to the Rotter Letter Agreement, effective April 19, 2006, we:

         1. Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, the 2005 Rotter Note;

         2. Issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 100,000 shares of common stock at an exercise price of $0.345 per share. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital; and

         3. Issued the 2006 Rotter Note, described above, to Mr. Rotter, in respect of the unpaid balance of $100,000 on the 2005 Rotter Note.

Principal Amount                                                                        $ 100,000

Loan payable to the brother-in-law of the President and CEO issued on August 10,
2005, 6% interest, unsecured, due upon demand                                              39,000

Loan payable to the wife of the President and CEO issued on various dates in
2004, 2005 and 2006, 8% interest, unsecured, due upon demand                               23,500

Loan payable to the Company's Vice President of Operations issued on various
dates in 2004 and 2005, 8% interest unsecured, due upon demand                             60,500
                                                                                        ---------
Total                                                                                   $ 223,000
                                                                                        =========

During the three month period ended June 30, 2006, we accrued $4,960 in interest on amounts due to related parties and paid $11,162 in interest on amounts due to related parties.


NOTE 8 - NOTES PAYABLE

Notes payable outstanding at June 30, 2006 consisted of the following:

Loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the
Company's Vice President of Marketing was reclassified from Due to Related
Parties to Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. Accrued interest of
$81,596 outstanding on this note as of June 30, 2006 is included under
accrued expenses on the balance sheet as of June 30, 2006.                              $ 81,844

On June 13, 2006, we repaid $30,000 of the principal amount of this note.

On June 15, 2006, we entered into an amended promissory note with Elite Cabinet
Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%.
We are required to pay $300 per month on this note from June 15, 2006 to January
15, 2007, at which time the entire unpaid balance plus accrued interest is due and payable. During the three months ended June 30, 2006, we repaid $300 of this
note.                                                                                       9,878
                                                                                        ---------
Total                                                                                    $ 91,722
                                                                                        =========


NOTE 9 - LONG TERM CONVERTIBLE NOTES PAYABLE

Long term convertible notes payable outstanding at June 30, 2006 consisted of the following:

Convertible Note issued on September 8, 2005. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $20,000 to be amortized over the term of the note, 2 years. $8,833 of this discount is amortized as of June 30, 2006.

Principal Amount                                                                        $ 100,000
Less Discount                                                                             (11,667)
                                                                                        ---------
                                                                                        $  88,333
                                                                                        =========

NOTE 10 - EQUITY

Common Stock

During the three-month period ended June 30, 2006, the Company:

issued 434,453 shares of common stock to various service providers valued at $122,076, based on the closing price of our common stock on the date of the relevant agreement. 189,026 of these shares valued at $59,708 were reflected as shares to be issued on the balance sheet at March 31, 2006;

issued 33,333 shares of common stock valued at $10,000, based on the closing price of our common stock on the date of the agreement, to Cody Management in exchange for financial consulting services rendered; and

sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock at $0.345 per share. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital. The shares of common stock issued to these investors are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006.


NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $231,957 in share-based compensation expense for the six months ended June 30, 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.02 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. During the six months ended June 30, 2005, the Company recorded $50,666 as the stock based compensation expense.

                                                                       2005
                                                                   ------------
             Net loss as reported                                  $(1,783,339)
             Compensation recognized under APB 25                       50,666
             Compensation recognized under SFAS 123                   (162,650)
                                                                   ------------
             Pro forma                                             $(1,895,323)
                                                                   ============

             Basic and diluted loss per common share as reported   $     (0.16)
             Pro forma                                             $     (0.17)


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

On June 8, 2006, the Company's Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 1,000,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to employees, officers, directors, and consultants of the Company. Awards granted under the 2006 Plan vest as determined by the Board of Directors, provided that:

no option granted under the 2006 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of stock of the Company will be exercisable after five years from the date of grant; and

an option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the Board of Directors.

Pursuant to the Stock Option Plans, during the twelve months ended December 31, 2004, the Company granted 352,835 stock options to employees that remain outstanding as of June 30, 2006. 312,500 of these options were issued on July 15, 2004 (150,000 of these options were issued at an exercise price of $2.64, the remainder were issued at $2.40); 23,751 were issued on December 16, 2004 (10,000 of these options were issued at an exercise price of $1.60, the remainder were issued at $1.45); and 16,584 were issued on December 31, 2004 (10,000 of these options were issued at an exercise price of $1.38, the remainder were issued at $1.25). All these options vest in 36 equal monthly installments with an initial six-month cliff. All options issued during 2004 were issued at exercise prices equal to or in excess of the fair value of the shares on the date of grant with the exception of the 16,584 options issued on December 31, 2004. The fair value of the shares as reflected by the closing price of the stock on December 31, 2004 was $1.45.

During the twelve months ended December 31, 2005, the Company granted 1,385,000 stock options to employees and directors that remain outstanding as of June 30, 2006. 420,000 of these options were granted on July 25, 2005 at an exercise price of $0.36, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on August 29, 2005 at an exercise price of $0.43 per share, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on September 15, 2005 at an exercise price of $0.57 per share, which was equal to the fair value of the shares on that date. 165,000 of these options were granted on October 21, 2005 at an exercise price of $0.40 per share, which was equal to the fair value of the shares on that date. 100,000 of these options were granted on November 11, 2005 at an exercise price of $0.45 per share, which was equal to the fair value of the shares on that date. All these options vest in 36 equal monthly installments with an initial six-month cliff.

On February 10, 2006, the Company granted 400,000 stock options to an employee at an exercise price of $0.30 per share. These options vest in 36 equal monthly installments with an initial six-month cliff.

On May 12, 2006, the Company granted 500,000 stock options to our CEO, Nolan Bushnell, at an exercise price of $0.33 per share. These options vest in 36 equal monthly installments with an initial six-month cliff.


Following is a summary of the stock option activity:

                                                                                    Weighted
                                                                                    Average
                                                                      Options       Exercise      Aggregate
                                                                    outstanding      Price     Intrinsic Value
                                                                  -------------   -----------  ---------------
                Outstanding, December 31, 2005                       2,400,411       $0.88       $1,454,081
                Granted                                                900,000       $0.32
                Forfeited                                              535,679       $0.92
                Exercised                                                   --          --
                                                                  ------------
                Outstanding, June 30, 2006                           2,764,732       $0.69       $1,120,549
                                                                  ============

Following is a summary of the status of options outstanding at June 30, 2006:

                        Outstanding Options
                        -------------------
                                                    Average
                                                   Remaining
                       Exercise                   Contractual
                        Price         Number          Life        Exercisable
                        -----         ------          ----        -----------
                        $0.30        400,000          9.6                --
                        $0.32         79,212          6.4            79,212
                        $0.33        500,000          9.9                --
                        $0.36        420,000          9.1           130,411
                        $0.40        165,000          9.3            37,973
                        $0.43        350,000          9.2            97,489
                        $0.45        100,000          9.4            21,096
                        $0.57        350,000          9.2            92,055
                        $1.25          6,584          8.5             3,283
                        $1.38         10,000          8.5             4,986
                        $1.45         13,751          8.5             7,045
                        $1.60         10,000          8.5             5,123
                        $2.37         28,516          5.8            28,516
                        $2.40        162,500          8.1           106,107
                        $2.64        150,000          8.1            97,945
                        $3.16         19,169          3.5            19,169

For options granted during the six months ended June 30, 2006, the weighted-average fair value of such options was $0.27.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

For the 400,000 options granted on February 10, 2006:

           Risk-free interest rate                                        7.75%
           Expected life of the options                             10.00 years
           Expected volatility                                             109%
           Expected dividend yield                                            0


For the 500,000 options granted on May 12, 2006:

           Risk-free interest rate                                        7.75%
           Expected life of the options                             10.00 years
           Expected volatility                                           85.78%
           Expected dividend yield                                            0


Warrants
--------

Following is a summary of the warrant activity for the six month period ended June 30, 2006.

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ----------     --------
Balance, December 31, 2005                           2,435,337     $  3.09
Granted                                              3,104,167     $  0.35
Exercised                                                   --          --
Cancelled                                               80,004     $  6.31
Balance June 30, 2006                                5,459,500     $  1.48


During the three month period ended June 30, 2006, the Company issued 54,167 immediately-exercisable, three-year warrants to 2 investors at an exercise price of $0.345. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

During this period, we also issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

Following is a summary of the status of warrants outstanding at June 30, 2006:

                         Outstanding Warrants
                         --------------------

                                         Average
     Exercise                           Remaining
       Price           Number        Contractual Life      Exercisable
     --------          ------        ----------------      -----------


      $0.345         3,104,167            2.68             3,104,167

       $1.50           533,458            3.88               533,458

       $1.58            38,023            0.94                38,023

       $1.75            85,000            3.25                85,000

       $2.00           245,000            2.81               245,000

       $2.37           284,995            0.63               284,995

       $3.50           890,988            3.25               890,988

       $4.42            64,500            0.15                64,500

       $5.00            50,000            2.76                50,000

       $6.31            63,369            0.05                63,369

       $7.00            50,000            2.76                50,000

       $9.00            50,000            2.76                50,000


NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of June 30, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Leases

Effective May 31, 2006, we terminated the lease agreement at our former corporate offices at 12536 Beatrice Street, Los Angeles, California 90066. In consideration for the early termination of the lease, we agreed to allow the landlord to retain $20,000 of the security deposit held by the landlord under the lease.

Effective June 1, 2006, we entered into a lease agreement relating to our new corporate offices at 16106 Hart Street, Van Nuys, California 91406. This property consists of approximately 2,200 square feet of office and warehouse space at the base rental rate of $2,300 per month.

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


NOTE 14 - SUBSEQUENT EVENTS

On July 24, 2006, we issued 108,833 shares valued at $32,500 to 2 investors. These shares were reflected as shares to be issued on the balance sheet at June 30, 2006.

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

Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop an interactive entertainment restaurant concept, the uWink Bistro. uWink Bistro is designed to allow customers to order food, drinks, and games/media via touch screens at the table. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We are currently planning on opening our first uWink Bistro in the Los Angeles, California area in the third quarter of 2006. We have not yet generated any revenue from the uWink Bistro.

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

         DISTINCTIVE CASUAL DINING EXPERIENCE AND VALUE PROPOSITION. We are aiming our concept to compete in the "fast-casual dining" segment of the restaurant market. We believe our concept will combine some of the best elements of the fast-casual dining market, including freshly prepared food with generous portions at attractive price points and quick turnaround times, with innovative at-the-table ordering and entertainment to create a new experience for fast-casual dining patrons. We are targeting our average check to be $12 to $16 per guest, excluding alcoholic beverages; at this price point we believe that we will provide an attractive and entertaining value proposition for fast-casual diners.

Led by Nolan Bushnell, our Chairman and Chief Executive officer and the founder of both Atari and Chuck E. Cheese, and our Director of Restaurant Operations (on a consulting basis), John Kaufman, former Vice President of Operations at California Pizza Kitchen, we believe we have assembled a management team with the vision and experience to successfully execute on the uWink Bistro concept.

We plan to open our first restaurant in Woodland Hills, California (Los Angeles area) at the Westfield Promenade Shopping Center in the third quarter of 2006. This location is approximately 5300 square feet and has seating for approximately 160 guests, excluding patio seats. We have secured an approximately 10 year lease on this location.

On March 3, 2006, we raised gross proceeds of $1,500,000 via the private placement of 5,000,000 shares of common stock to 22 investors. The investors in the transaction also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately-exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement.

We are using the net proceeds to fund the capital expenditures, and provide the operating capital, for our first uWink Bistro.

We currently expect that we will be required to spend approximately an additional $400,000-$500,000 over the next 1-2 months to complete the build out of the Woodland Hills location. We have engaged an executive chef and 3 managers and are currently in the process of hiring 35-50 full-time and part-time non-managerial restaurant staff.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 1 to 3 months because: we may require additional funding to complete the build out of our prototype restaurant; we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,268,700 for the six months ended June 30, 2006, and as of June 30, 2006, we had an accumulated deficit of $26,038,241. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six months ended June 30, 2006 compared with the six months ended June 30, 2005.

Net sales for the six months ended June 30, 2006 decreased by $543,437 (83%) from $653,489 for the six months ended June 30, 2005 to $110,052 for the six months ended June 30, 2006. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. The revenue generated during the first six month of 2006 is attributable to the liquidation of part of our remaining SNAP! and Bear Shop inventories. There was no revenue associated with our entertainment restaurant operations for the six months ended June 30, 2006. In addition, we generated licensing revenue of $12,400 (11.3% of total revenue) in the first six months of 2006, as compared to $50,000 (8% of total revenue) for the first six months of 2005.

Cost of sales for the six months ended June 30, 2006 decreased by $281,375 (66%) from $423,498 for the six months ended June 30, 2005 to $142,123 for the six months ended June 30, 2006. The decrease in cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. During the three months ended June 30, 2006, we wrote off $66,398 of uncollectible advances to suppliers to cost of good sold, resulting in negative gross profit of $32,071 for the six months ended June 30, 2006, as compared to $229,991 of gross profit for the six months ended June 30, 2005.

Selling, general and administrative expenses for the six months ended June 30, 2006 decreased by $721,461 (38%) from $1,904,330 for the six months ended June 30, 2005 to $1,182,869 for the six months ended June 30, 2006. The decrease is attributable to an approximately $875,000 reduction in financial consulting expense from $903,354 in the first six months of 2005 to $26,000 in the first six months of 2006. In the first six months of 2005 we issued in excess of $800,000 worth of shares of our common stock in exchange for outside investor relations and financial consulting services. The decrease in financial consulting expense was partially offset by higher nominal stock option expense in 2006 resulting from the expensing of options granted to employees based on the fair market value of the options ($231,957 of expense in 2006 versus $50,666 of expense in 2005). In 2005, we recorded expense only for those options that were issued at an exercise price below the closing price of the stock on the date of grant.

As a result, our loss from operations for the six months ended June 30, 2006 was reduced by $464,807 (28%) to $1,214,940, from a loss of $1,679,747 for the six months ended June 30, 2006.

Total other expense (excluding nominal stock option expense) for the six months ended June 30, 2006 decreased by $49,831 (48%) from $103,591 for the six months ended June 30, 2005 to $53,760 for the six months ended June 30, 2006. This decrease was primarily attributable to an approximately $52,000 reduction in interest expense from $94,159 for the first six months of 2005 to $42,442 for the first six months of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In addition, on April 19, 2006, we issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

As a result, our net loss for the six months ended June 30, 2006 was reduced by $514,639 (29%) to $1,268,700, from a net loss of $1,783,339 for the six months ended June 30, 2005.

LIQUIDITY AND CASH RESOURCES

As of June 30, 2006, our cash position was $510,632 and we had negative working capital of $1,025,657. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

On March 3, 2006, we raised gross proceeds of $1,500,000 via the private placement of 5,000,000 shares of common stock to 22 investors. The investors in the transaction also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately-exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. We are using the net proceeds from this private placement to fund the capital expenditures, and provide the operating capital, required to open our first uWink Bistro.

On May 9, 2006 and June 12, 2006, we sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock at $0.345 per share. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of cost of raising equity with a corresponding amount debited to additional paid-in capital. The shares of common stock issued to these investors are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006.

On March 16, 2006, we repaid a $120,000 convertible note together with $7,000 of accrued interest.

On April 19, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Bradley Rotter, a member of our board of directors, in respect of the $200,000 Convertible Promissory Note, dated October 10, 2005 and due April 10, 2006, from the Company to Mr. Rotter (the "2005 Rotter Note"). Pursuant to the Rotter Letter Agreement, effective April 19, 2006, we:

         1. Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, the 2005 Rotter Note;

         2. Issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 100,000 shares of common stock at an exercise price of $0.345 per share. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital; and

         3. Issued a new $100,000, six-month note to Mr. Rotter, described below, in respect of the unpaid balance of $100,000 on the 2005 Rotter Note. Upon repayment of this note, Mr. Rotter will receive additional warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $0.345.

On June 13, 2006, we repaid $30,000 of the principal amount of the loan payable to our former Vice President of Marketing described below.

Our debt at June 30, 2006 consisted of the following:

A $100,000 convertible note payable to Mr. Bradley Rotter, a member of the Company's board of directors. This note is due October 19, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $0.345.

A $100,000 convertible note issued on September 8, 2005 issued to Mr. William Hines. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

A $81,844 loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007.

On June 15, 2006, we entered into an amended promissory note with Elite Cabinet Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%. We are required to pay $300 per month on this note from June 15, 2006 to January 15, 2007 at which time the entire unpaid balance plus accrued interest is due and payable. During the three months ended June 30, 2006, we repaid $300 of this note.

A $39,000 loan payable to the brother-in-law of our CEO issued on August 10, 2005, 6% interest, unsecured, due upon demand.

A $23,500 loan payable to the wife of our CEO issued on various dates in 2004, 2005 and 2006, 8% interest, unsecured, due upon demand.

A $60,500 loan payable to the Company's Vice President of Operations issued on various dates in 2004 and 2005, 8% interest unsecured, due upon demand.

We currently expect that we will be required to spend approximately an additional $400,000-$500,000 over the next 1-2 months to complete the build out of the Woodland Hills location for our first restaurant.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 1 to 3 months because: we may require additional funding to complete the build out of our prototype restaurant; we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of June 30, 2006 was $510,632.

During the six months ended June 30, 2006, net cash used in operations was $520,588, as compared to using cash of $313,001 for the six months ended
June 30, 2005. The increase in cash used in operations is primarily attributable to the reduced use of common stock to pay for services in 2006 as compared to 2005. In the first six months of 2005, we issued $1,030,300 worth of shares of our common stock to pay for services, as compared to $84,706 in the first six months of 2006.

During the six months ended June 30, 2006, we used $196,141 in our investing activities, as compared to generating $614,200 in 2005. In the first six months of 2006, we invested $196,141 in computers, third party software, construction costs and other equipment relating to the build out of the Woodland Hills location for our first restaurant. In 2005, we invested only $800 in plant, property and equipment, in line with our reduced levels of staffing and operations during that period. In December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. We liquidated this deposit during the first three months of 2005, resulting in net positive cash from investing activities of $614,200 for the six months ended June 30, 2005.

During the six months ended June 30, 2006, our financing activities provided cash in the amount of $1,203,602 as compared to using cash of $300,598 for the six months ended June 30, 2005. The increase is primarily due to a $1,082,200 increase in net proceeds from the issuance of common stock in 2006 as compared to 2005, and lower levels of debt repayment in the first six months of 2006, as compared to the first six months of 2005.

In the first six months of 2006, we repaid $150,000 of loans to unrelated parties and made net repayment of $97,000 on amounts due to related parties. In the first six months of 2005, we repaid $615,000 borrowed in 2004 relating to our pursuit of the assets of Sega Gameworks out of bankruptcy and $54,000 of amounts due to related parties.

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2006, we sold or issued unregistered shares of our equity securities in the following transactions:

On April 19, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Bradley Rotter, a member of our board of directors, in respect of the $200,000 Convertible Promissory Note, dated October 10, 2005 and due April 10, 2006, payable to Mr. Rotter (the "2005 Rotter Note"). Pursuant to the Rotter Letter Agreement, effective April 19, 2006, we:

         1. Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, the 2005 Rotter Note;

         2. Issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 100,000 shares of common stock at an exercise price of $0.345 per share; and

         3. Issued a new convertible note (the "2006 Rotter Note") payable to Mr. Rotter, in respect of the unpaid balance of $100,000 on the 2005 Rotter Note. This note is due October 19, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The 2006 Rotter Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive additional warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $0.345.

These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

On June 8, 2006, we issued 33,333 shares of common stock valued at $10,000, based on the closing price of our common stock on the date of the agreement, to Cody Management in exchange for financial consulting services rendered. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

On May 9, 2006 and June 12, 2006, we sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock priced at $0.345 per share. These shares remained unissued at June 30, 2006 for ministerial reasons and are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

ITEM 6.  EXHIBITS

(a) Exhibits

      REGULATION
      S-B NUMBER                          EXHIBIT
      ----------                          -------



         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to our Quarterly Report on Form 10-KSB for the Year ended December 31, 2003).

         3.2 Restated Bylaws of the Company (incorporated by reference to our Annual Report on Form 10-QSB for the Quarter ended June 30, 2004).

         4.1 2006 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on June 19, 2006).

         10.1 Letter Agreement, dated April 19, 2006, between the Company and Mr. Bradley Rotter (incorporated by reference to our Current Report on Form 8-K filed on April 19, 2006).

         10.2 Form of uWink, Inc. Warrant issued to Bradley Rotter (incorporated by reference to our Current Report on Form 8-K filed on April 19, 2006).

         10.3 $100,000 Convertible Promissory Note, dated April 19, 2006 (incorporated by reference to our Current Report on Form 8- K filed on April 19, 2006).

         10.4 Lease Termination Agreement, dated May 10, 2006, between the Company, Patco Properties LP and Nolan Bushnell (incorporated by reference to our Current Report on Form 8- K filed on June 5, 2006).

         10.5 Lease Agreement, dated May 22, 2006, between the Company and Clyde C. Berkus (incorporated by reference to our Current Report on Form 8- K filed on June 5, 2006).

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

                                                  UWINK, INC.


August 14, 2006                                   By:  /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                  By:  /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer