Form 10QSB
period 2006-09-30
uWink, Inc.
filed 2006-11-14
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

The number of shares of common stock outstanding as of November 13, 2006 was 24,984,179.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2006 (unaudited)    2

           Consolidated Statements of Operations for the three and nine
           month periods ended September 30, 2006 and 2005 (unaudited)        3

           Consolidated Statements of Cash Flows for the three and nine
           month periods ended September 30, 2006 and 2005 (unaudited)        4

           Notes to Consolidated Financial Statements (unaudited)             5

Item 2.    Management's Discussion and Analysis or Plan of Operations        22

Item 3.    Controls and Procedures                                           33

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       34

Item 6.    Exhibits                                                          35

SIGNATURES                                                                   36

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)


                                                                               SEPTEMBER 30
                                                                                   2006
                                                                               ------------

                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $    876,569
     Account receivable, net of allowance for doubtful accounts of $72,265            2,281
     Inventory, net of obsolescence reserve of $295,730                              61,362
     Prepaid expenses and other current assets                                       51,687
                                                                               ------------
TOTAL CURRENT ASSETS                                                                991,899
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $294,267                 866,022

INTANGIBLE ASSETS, net of accumulated amortization of $10,000                        50,000

LONG TERM DEPOSIT                                                                     2,300
                                                                               ------------
                                                                               $  1,910,221
                                                                               ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  1,116,084
     Accrued expenses                                                               161,941
     Accrued payroll and related benefits                                           217,317
     Due to related parties                                                         100,000
     Notes Payable                                                                  152,696
     Advances from customers                                                         24,980
                                                                               ------------
TOTAL CURRENT LIABILITIES                                                         1,773,018
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 24,496,207 shares issued and outstanding                         24,496
     Additional paid-in capital                                                  26,974,441
     Accumulated deficit                                                        (26,901,309)
     Shares to be issued                                                             90,574
     Subscriptions Receivable                                                       (51,000)
                                                                               ------------
TOTAL STOCKHOLDERS' EQUITY                                                          137,202
                                                                               ------------
                                                                               $  1,910,221
                                                                               ============

                    The accompanying notes are an integral part of these
                        unaudited consolidated financial statements


                                                 UWINK, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)



                                                         THREE MONTH PERIODS ENDED              NINE MONTH PERIODS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                          2006               2005               2006               2005
                                                      -------------      -------------      -------------      -------------
                                                                           (RESTATED)                            (RESTATED)


NET SALES                                             $      35,720      $     (76,290)     $     145,771      $     577,199

COST OF SALES                                                 5,250             52,350            147,373            475,848
                                                      -------------      -------------      -------------      -------------
GROSS PROFIT (LOSS)                                          30,470           (128,640)            (1,601)           101,351
                                                      -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Selling, general and administrative expenses           863,845            343,958          2,046,714          2,253,699
     Research and development                                    --                 --                 --                 --
     Impairment Loss                                             --             86,330                 --             86,330
                                                      -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                    863,845            430,288          2,046,714          2,340,029
                                                      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                       (833,375)          (558,928)        (2,048,315)        (2,238,679)
                                                      -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Other income                                             1,656                 52             11,962                496
     Beneficial conversion of debt                          (22,500)           (10,066)           (47,500)           (30,198)
     Gain on settlement of debt                               2,497                 --              5,873             10,256
     Interest expense                                       (11,347)           (33,044)           (53,788)          (127,203)
     Equipment Stolen                                            --             (8,117)                --             (8,117)
                                                      -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                (29,694)           (51,175)           (83,453)          (154,766)
                                                      -------------      -------------      -------------      -------------


NET LOSS                                              $    (863,068)     $    (610,103)     $  (2,131,768)     $  (2,393,444)
                                                      =============      =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $       (0.05)     $       (0.05)     $       (0.13)     $       (0.21)
                                                      =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                       18,845,519         12,398,544         16,582,185         11,460,592
                                                      =============      =============      =============      =============


               The accompanying notes are an integral part of these unaudited consolidated financial statements


                                    UWINK, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                        NINE MONTH PERIODS ENDED
                                                                              SEPTEMBER 30
                                                                          2006             2005
                                                                      -----------      -----------
                                                                                        (RESTATED)

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                          $(2,131,768)     $(2,393,444)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable          47,500           30,198
        Nominal Stock Option Expense                                      365,309           76,000
        Depreciation and amortization expense                              17,805           94,131
        Impairment Loss                                                        --           94,447
        Bad debt allowance                                                 (3,728)         (38,237)
        Issuance of warrants for debt                                      16,828               --
        Issuance of common stock for services                             217,642        1,152,340
        Issuance of common stock for accrued interest                       8,063           42,500
        Inventory obsolescence reserve                                     78,275         (281,853)
        Provision for sales returns                                            --         (150,000)
        Gain on forgiveness of debt                                        (5,873)         (10,256)
      Changes in operating assets and liabilities:
        Accounts receivable                                                 1,448          476,569
        Inventory                                                         115,708          355,885
        Deposits                                                           66,398          267,768
        Prepaid expenses and other current assets                         (12,805)           1,275
        Accounts payable                                                  219,468           76,719
        Accrued expenses                                                  (14,824)          (5,917)
        Accrued payroll and related benefits                              125,071          (66,215)
        Advances from Customers                                                --          (50,020)
        Provision for sales returns                                            --         (150,000)
                                                                      -----------      -----------
      Net cash used in operating activities                              (889,485)        (478,112)
                                                                      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                 (914,747)          (2,650)
        Deposits - Gameworks                                                   --          615,000
                                                                      -----------      -----------
      Net cash provided by (used in) investing activities                (914,747)         612,350
                                                                      -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
        Debt Repayment                                                   (178,959)        (515,000)
        Proceeds (repayments) from advances from related parties         (100,000)         (44,045)
        Proceeds from issuance of common stock                          2,936,002          368,402
                                                                      -----------      -----------
      Net cash provided by (used in) financing activities               2,657,043         (190,643)
                                                                      -----------      -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                 852,811          (56,405)

CASH AND CASH EQUIVALENTS, Beginning of period                             23,759           57,342
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                              $   876,569      $       937
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $     3,049      $        --
                                                                      ===========      ===========
    Income taxes paid                                                 $        --      $        --
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Conversion of debt into common stock                              $   123,000      $   192,500
                                                                      ===========      ===========


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                 4

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company" or "we"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,131,768 for the nine months ended September 30, 2006, and as of September 30, 2006, the Company had an accumulated deficit of $26,901,309. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 months because we do not expect to have sufficient funds remaining following completion of the build out of our first restaurant to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. As of September 30, 2006, there is no amortization related to software development cost as the cost has been fully amortized as of December 31, 2005.

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

30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of September 30, 2006, there is no impairment related to long-lived assets.

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of September 30, 2006, advances from customers relating to licensing fees amounted to $24,980.

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


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2006 and 2005 because the effect would have been anti-dilutive:

                                                          2006           2005
                                                       ----------     ----------
        Shares to be issued upon conversion
         of convertible note                                  --        128,573
        Stock options issued to employees                383,936      1,048,169
        Warrants issued to consultants and finders       322,628        390,349
        Warrants issued for financing                  1,838,993      2,111,525
                                                       ----------     ----------
                                                       2,545,557      3,678,616
                                                       ==========     ==========

The weighted average number of dilutive shares has not been presented because the effect of dilutive securities is anti dilutive.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2006 were marked down to net realizable value, as reflected by an increase in the allowance for doubtful accounts of $9,392.


Accounts Receivable at September 30, 2006                            $  74,546
Less:  allowance for doubtful accounts                                  72,265
                                                                     ----------
                                                                     $   2,281
                                                                     ==========


NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of September 30, 2006, determined on a first in first out basis.

Inventory at September 30, 2006                                      $ 357,092
Less: obsolescence reserve                                             295,730
                                                                     ----------
                                                                     $  61,362
                                                                     ==========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006, consists of the following:

                  Computer equipment and related software             $ 416,200
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                82,603
                  Construction in Progress                              558,711


                  Less accumulated depreciation and amortization       (294,267)
                                                                      ----------
                                                                      $ 866,022
                                                                      ==========

NOTE 6 - CONCENTRATION OF CASH

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2006, the Company had cash and cash equivalent balances totaling $675,045 in financial institutions, which were in excess of federally insured amounts.


NOTE 7 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

Due to related parties outstanding at September 30, 2006 consisted of the following:

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


Principal Amount                                                       $ 100,000

The Company recognized $20,000 of beneficial conversion feature expense relating to this note as of September 30, 2006. There is no unamortized beneficial conversion feature expense relating to this note as of September 30, 2006.

On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter, in respect of this note. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the note, Mr.
                  Rotter is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the note.

         2. In accordance with the terms of the note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.

In connection with a private placement of our equity securities completed on September 18, 2006, the Company received non-cash proceeds of $131,062 via the conversion of $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. The warrants issued as part of conversion are on the same terms as to the other investors and recorded at net of additional paid in capital. There is no gain or loss recognized on conversion of debt as the Company issued shares at the fair market value equivalent to the amount of debt.

During the three month period ended September 30, 2006, we accrued $3,438 in interest on amounts due to related parties.


NOTE 8 - NOTES PAYABLE

Notes payable outstanding at September 30, 2006 consisted of the following:

Loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the
Company's Vice President of Marketing was reclassified from "Due to Related
Parties" to "Notes Payable" on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. Accrued interest of
$85,966 outstanding on this note as of September 30, 2006 is included under accrued expenses on the balance sheet as of September 30, 2006. On August 1, 2006, we credited a total of $28,959 in receivables owed to the Company by the holder
of the note against the principal amount of this note.                                 $  52,885


On June 15, 2006, we entered into an amended promissory note with Elite Cabinet
Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%.
We are required to pay $300 per month on this note from June 15, 2006 to January
15, 2007, at which time the entire unpaid balance plus accrued interest is due and payable. During the three months ended September 30, 2006, we repaid $900 of
this note.                                                                             $  8,978

Convertible Note issued on September 8, 2005. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $20,000 to be amortized over the term of the note, 2 years. $10,833 of this discount is amortized as of September 30, 2006.

Principal Amount                                                                        $ 100,000
Less Discount                                                                             (9,167)
                                                                                        ---------
                                                                                        $  90,833
                                                                                        ---------

Total                                                                                   $ 152,696
                                                                                        =========

On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. William Hines, the holder of this note. Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the note.


NOTE 9 - EQUITY

Common Stock

During the three-month period ended September 30, 2006, the Company:

issued 241,582 shares of common stock to various service providers valued at $63,134, based on the closing price of our common stock on the date of the relevant agreement;

issued 100,000 shares of common stock valued at $36,000 upon the exercise of stock options;

issued 108,333 shares valued at $32,500 to 2 investors. These shares were reflected as shares to be issued on the balance sheet at June 30, 2006; and

completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we received non-cash proceeds of $131,062 pursuant to this offering via the conversion of $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. The fair value of the warrants of $2,630,405 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.


NOTE 10 - STOCK OPTIONS AND WARRANTS

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $365,309 in share-based compensation expense for the nine months ended September 30, 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.02 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. During the nine months ended September 30, 2005, the Company recorded $76,000 as the stock based compensation expense.

                                                                       2005
                                                                   ------------
             Net loss as reported                                  $(2,393,444)
             Compensation recognized under APB 25                       76,000
             Compensation recognized under SFAS 123                   (260,070)
                                                                   ------------
             Pro forma                                             $(2,577,514)
                                                                   ============

             Basic and diluted loss per common share as reported   $     (0.21)
             Pro forma                                             $     (0.23)


The Company assumed the uWink.com, Inc. 2000 Employee Stock Option Plan pursuant to its acquisition of uWink California. The 2000 Plan provides for the issuance of up to 681,218 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California) incentive and non-qualified stock options to employees, officers, directors and consultants of the Company. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of September 30, 2006, there are 59,321 shares available for issuance under this plan.

In 2004, the Company's Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of September 30, 2006, there are 27,165 shares available for issuance under this plan.

In 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of September 30, 2006, there are 35,000 shares available for issuance under this plan.

On June 8, 2006, the Company's Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 1,000,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to employees, officers, directors, and consultants of the Company. As of September 30, 2006, there are 273,965 shares available for issuance under this plan.

Awards granted under the 2006 Plan vest as determined by the Board of Directors, provided that:

       o no option granted under the 2006 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of stock of the Company will be exercisable after five years from the date of grant; and

       o an option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the Board of Directors.

Pursuant to the Stock Option Plans, during the twelve months ended December 31, 2004, the Company granted 352,835 stock options to employees that remain outstanding as of September 30, 2006. 312,500 of these options were issued on July 15, 2004 (150,000 of these options were issued at an exercise price of $2.64, the remainder were issued at $2.40); 23,751 were issued on December 16, 2004 (10,000 of these options were issued at an exercise price of $1.60, the remainder were issued at $1.45); and 16,584 were issued on December 31, 2004 (10,000 of these options were issued at an exercise price of $1.38, the remainder were issued at $1.25). All these options vest in 36 equal monthly installments with the initial one-sixth vesting after six months. All options issued during 2004 were issued at exercise prices equal to or in excess of the fair value of the shares on the date of grant with the exception of the 16,584 options issued on December 31, 2004. The fair value of the shares as reflected by the closing price of the stock on December 31, 2004 was $1.45.

During the twelve months ended December 31, 2005, the Company granted
1,385,000 stock options to employees and directors that remain outstanding as of September 30, 2006. 420,000 of these options were granted on July 25, 2005 at an exercise price of $0.36, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on August 29, 2005 at an exercise price of $0.43 per share, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on September 15, 2005 at an exercise price of $0.57 per share, which was equal to the fair value of the shares on that date. 165,000 of these options were granted on October 21, 2005 at an exercise price of $0.40 per share, which was equal to the fair value of the shares on that date. 100,000 of these options were granted on November 11, 2005 at an exercise price of $0.45 per share, which was equal to the fair value of the shares on that date. All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On February 10, 2006, the Company granted 400,000 stock options to our Chief Technology Officer, Paul Dumais, at an exercise price of $0.30 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On May 12, 2006, the Company granted 500,000 stock options to our CEO,
Nolan Bushnell, at an exercise price of $0.33 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On July 5, 2006, the Company granted 125,000 stock options to an employee at an exercise price of $0.28 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On August 4, 2006, the Company granted 100,000 stock options to an employee at an exercise price of $0.26 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On August 10, 2006, the Company granted 150,000 stock options to an employee at an exercise price of $0.28 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On August 24, 2006, the Company granted a total of 100,000 stock options to three employees at an exercise price of $0.55 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On September 1, 2006, the Company granted 70,000 stock options to an employee at an exercise price of $0.60 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On September 22, 2006, the Company granted 400,000 stock options to our Director of Restaurant Operations, John Kaufman, at an exercise price of $1.17 per share. 50,000 of these options will vest in a lump sum after 3 months. The remaining 350,000 options will vest over a thirty-six month period, with the initial one-sixth vesting after six months.


Following is a summary of the stock option activity for the nine months ended September 30, 2006:

                                                                                    Weighted
                                                                                    Average
                                                                      Options       Exercise      Aggregate
                                                                    outstanding      Price     Intrinsic Value
                                                                  -------------   -----------  ---------------
                Outstanding, December 31, 2005                       2,400,411       $0.88       $1,454,081
                Granted                                              1,845,000       $0.52
                Forfeited                                              435,679       $1.05
                Exercised                                              100,000       $0.36
                                                                  ------------
                Outstanding, September 30, 2006                      3,709,732       $0.69       $(2,705,146)
                                                                  ============

Following is a summary of the status of options outstanding at September 30, 2006:

                             Outstanding Options
                             -------------------
                                                    Average
                                                   Remaining
                  Exercise                        Contractual
                   Price           Number             Life          Exercisable
                   -----           ------             ----          -----------


                   $0.26           100,000            9.85                  0
                   $0.28           275,000            9.82                  0
                   $0.30           400,000            9.37             84,750
                   $0.32            79,212            6.12             79,212
                   $0.33           500,000            9.62                  0
                   $0.36           420,000            8.82            165,699
                   $0.40           165,000            9.06             51,836
                   $0.43           350,000            8.91            126,895
                   $0.45           100,000            9.12             29,498
                   $0.55           100,000            9.91                  0
                   $0.57           350,000            8.96            121,461
                   $0.60            70,000            9.93                  0
                   $1.17           400,000            9.99                  0
                   $1.25             6,584            8.25              3,836
                   $1.38            10,000            8.25              5,826
                   $1.45            13,751            8.21              8,200
                   $1.60            10,000            8.21              5,963
                   $2.37            28,516            5.50             28,516
                   $2.40           162,500            7.80            119,760
                   $2.64           150,000            7.80            110,548
                   $3.16            19,169            3.22             19,169

                                 3,709,732                            961,169

For options granted during the nine months ended September 30, 2006, the weighted-average fair value of such options was $0.46.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

For the 400,000 options granted on February 10, 2006:

           Risk-free interest rate                                        7.75%
           Expected life of the options                             10.00 years
           Expected volatility                                             109%
           Expected dividend yield                                            0


For the 500,000 options granted on May 12, 2006:

           Risk-free interest rate                                        7.75%
           Expected life of the options                             10.00 years
           Expected volatility                                           85.78%
           Expected dividend yield                                            0

For the 125,000 options granted on July 5, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           70.62%
           Expected dividend yield                                            0

For the 100,000 options granted on August 4, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           70.62%
           Expected dividend yield                                            0


For the 150,000 options granted on August 10, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           70.37%
           Expected dividend yield                                            0

For the 100,000 options granted on August 24, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           70.37%
           Expected dividend yield                                            0

For the 70,000 options granted on September 1, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           104.80%
           Expected dividend yield                                            0


For the 400,000 options granted on September 22, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           122.77%
           Expected dividend yield                                            0

Warrants
--------

Following is a summary of the warrant activity for the nine month period ended September 30, 2006.

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ----------     --------
Balance, December 31, 2005                           2,435,337     $  3.09
Granted                                              5,823,271     $  0.35
Exercised                                                   --          --
Cancelled                                              273,716     $  4.87
Balance September 30, 2006                           7,984,892     $  1.03


During the three month period ended September 30, 2006, the Company issued 2,719,104 immediately-exercisable, three-year warrants to 51 investors at an exercise price of $0.345. The fair value of the warrants of $2,630,405 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.


Following is a summary of the status of warrants outstanding at September 30, 2006:

                         Outstanding Warrants
                         --------------------

                                         Average
     Exercise                           Remaining
       Price           Number        Contractual Life      Exercisable
     --------          ------        ----------------      -----------

      $0.345         5,823,271            2.68             5,823,271

       $1.50           533,458            3.62               533,458

       $1.58            22,180            1.29                22,180

       $1.75            85,000            3.00                85,000

       $2.00           245,000            2.55               245,000

       $2.37           234,995            0.48               234,995

       $3.50           890,988            3.00               890,988

       $5.00            50,000            2.50                50,000

       $7.00            50,000            2.50                50,000

       $9.00            50,000            2.50                50,000

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1. A brief description of the provisions of this Statement;
2. The date that adoption is required;
3. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

Management is currently evaluating the effect of this pronouncement on the financial statements.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of September 30, 2006, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

On August 14, 2006, the Company received a demand for arbitration from Stonefield Josephson, the Company's former auditors, seeking $36,850 for past audit work. The Company disputed this claim. On November 6, 2006, the Company entered into a release and settlement agreement with Stonefield Josephson, pursuant to which Stonefield has withdrawn its claim and has released the Company from any and all claims relating to Stonefield's provision of services to the Company. In return, the Company released Stonefield from any and all claims the Company may have against Stonefield relating to such services.

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

Effective as of April 10, 2006, we secured an approximately 10 year lease on the planned location for our first uWink restaurant in Woodland Hills, California, located at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, the Company, Mr. Bushnell and Promenade L.P. entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to the Company (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell become obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

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


NOTE 13 - SUBSEQUENT EVENTS

On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. William Hines in respect of the $100,000 Convertible Promissory Note, dated September 8, 2005 and due September 8, 2007, from the Company to Dr. Hines (the "Hines Note"). Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the Hines Note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the Hines Note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the Hines Note.

On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Bradley Rotter, a member of our board of directors, in respect of the $100,000 Convertible Promissory Note, dated April 19, 2006 and due October 19, 2006, from the Company to Mr. Rotter (the "Rotter Note"). Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the Rotter Note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the Rotter Note, Mr. Rotter is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the Rotter Note.

         2. In accordance with the terms of the Rotter Note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.

On August 14, 2006, we received a demand for arbitration from Stonefield Josephson, our former auditors, seeking $36,850 for past audit work. We disputed this claim. On November 6, 2006, we entered into a release and settlement agreement with Stonefield Josephson, pursuant to which Stonefield has withdrawn its claim and has released us from any and all claims relating to Stonefield's provision of services to us. In return, we released Stonefield from any and all claims we may have against Stonefield relating to such services.

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

In 2005, we made a strategic decision to reposition the Company as an entertainment restaurant company. As a result, we are winding down our SNAP! and Bear Shop manufacturing and sales operations and we have decided not to enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to reduce staff and liquidate inventory and product-related receivables. We believe that the restaurant project is the most cost effective way to monetize our investment in technology. We are currently seeking to license our SNAP! and the Bear Shop intellectual property to 3rd party manufacturers in exchange for licensing fees.

Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop an interactive entertainment restaurant concept, called uWink. The uWink restaurant concept is designed to allow customers to order food, drinks, and games/media via touch screens at the table. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We opened our first uWink restaurant in the Los Angeles, California area in October 2006. As of September 30, 2006, we have not yet generated any revenue from the uWink restaurant concept.

Prominent features of the uWink restaurant concept include:

         AT-THE-TABLE TOUCH SCREEN ORDERING. We offer our guests the ability to order food and drinks via touch screens at the table, rather than from a waitperson. Orders from the table go straight to the kitchen and, as the food is ready, it is delivered by runners from the kitchen to the table.

         AT-THE-TABLE ENTERTAINMENT. We provide our guests with at-the-table entertainment, including games from the uWink Game Library and other digital media via the touch screen terminals.

         DISTINCTIVE CASUAL DINING EXPERIENCE AND VALUE PROPOSITION. We are aiming our concept to compete in the "fast-casual dining" segment of the restaurant market. We believe our concept combines some of the best elements of the fast-casual dining market, including freshly prepared food with generous portions at attractive price points and quick turnaround times, with innovative at-the-table ordering and entertainment to create a new experience for fast-casual dining patrons. We are targeting our average check to be $12 to $16 per guest, excluding alcoholic beverages; at this price point we believe that we provide an attractive and entertaining value proposition for fast-casual diners.

Led by Nolan Bushnell, our Chairman and Chief Executive officer and the founder of both Atari and Chuck E. Cheese, and our Director of Restaurant Operations, John Kaufman, former Vice President of Operations at California Pizza Kitchen, we believe we have assembled a management team with the vision and experience to successfully execute on the uWink restaurant concept.

We opened our first restaurant in Woodland Hills, California (Los Angeles area) at the Westfield Promenade Shopping Center in October 2006. This location is approximately 5,300 square feet and has seating for approximately 160 guests, excluding patio seats. We have secured an approximately 10 year lease on this location.

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

On September 18, 2006, we completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we received non-cash proceeds of $131,062 pursuant to this offering via the conversion of $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

We used the net proceeds of these financings to fund the capital expenditures, and provide the operating capital, for our first uWink restaurant, as well as for general working capital purposes.

We spent approximately $1,000,000 to build out and equip the Woodland Hills location for our first restaurant, including approximately $400,000 on leasehold improvements; $375,000 on technology, furniture and fixtures; $150,000 on certain "pre-opening" expenses (including staffing, staff training and menu development costs and initial inventory); and $75,000 on licenses.

Our near term strategy is to prove our concept at the Woodland Hills location and subsequently seek to open 2 to 3 additional company-owned and/or managed restaurants within the next 3 to 6 months.

Our longer term growth strategy is to open additional company-owned and/or company-managed restaurants in new markets and to franchise our concept, focusing on multiple-unit area development agreements with experienced operators. We are targeting a mix of one-third company-owned restaurants and two-thirds franchised restaurants. We expect we will also seek to generate additional revenue through the sale of media equipment to franchisees.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 months because we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,131,768 for the nine months ended September 30, 2006, and as of September 30, 2006, we had an accumulated deficit of $26,901,309. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

Net sales for the nine months ended September 30, 2006 decreased by $431,428 (75%) from $577,199 for the nine months ended September 30, 2005 to $145,771 for the nine months ended September 30, 2006. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. The revenue generated during the first nine month of 2006 is largely attributable to the liquidation of part of our remaining SNAP! and Bear Shop inventories. There was no revenue associated with our entertainment restaurant operations for the nine months ended September 30, 2006. In addition, we generated licensing revenue of $37,600 (25.7% of total revenue) in the first nine months of 2006, as compared to $75,000 (13% of total revenue) for the first nine months of 2005.

Cost of sales for the nine months ended September 30, 2006 decreased by $328,476 (69%) from $475,848 for the nine months ended September 30, 2005 to $147,373 for the nine months ended September 30, 2006. The decrease in cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. During the nine months ended September 30, 2006, we wrote off $66,398 of uncollectible advances to suppliers to cost of good sold, resulting in negative gross profit of $1,601 for the nine months ended September 30, 2006, as compared to $101,351 of gross profit for the nine months ended September 30, 2005.

Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased by $206,986 (9.2%) from $2,253,699 for the nine months ended September 30, 2005 to $2,046,714 for the nine months ended September 30, 2006. The decrease is attributable to an approximately $900,000 reduction in financial consulting expense from $958,346 in the first nine months of 2005 to $41,000 in the first nine months of 2006. In the first nine months of 2005 we issued in excess of $800,000 worth of shares of our common stock in exchange for outside investor relations and financial consulting services. The decrease in financial consulting expense was partially offset by higher salary expense ($639,730 in 2006 as compared to $407,252 in 2005) and $89,767 of non-salary pre-opening expenses relating to our first restaurant in Woodland Hills in 2006, together with higher nominal stock option expense in 2006 resulting from the expensing of options granted to employees based on the fair market value of the options ($365,309 of expense in 2006 versus $76,000 of expense in 2005). In 2005, we recorded expense only for those options that were issued at an exercise price below the closing price of the stock on the date of grant.

As a result, our loss from operations for the nine months ended September 30, 2006 was reduced by $190,364 (8.5%) to $2,048,315, from a loss of $2,238,679 for the nine months ended September 30, 2005.

Total other expense for the nine months ended September 30, 2006 decreased by $71,313 (46%) from $154,766 for the nine months ended September 30, 2005 to $83,453 for the nine months ended September 30, 2006. This decrease was primarily attributable to an approximately $73,000 reduction in interest expense from $127,203 for the first nine months of 2005 to $53,788 for the first nine months of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In addition, on April 19, 2006, we issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

As a result, our net loss for the nine months ended September 30, 2006 was reduced by $261,676 (11%) to $2,131,768, from a net loss of $2,393,444 for the nine months ended September 30, 2005.


LIQUIDITY AND CASH RESOURCES

As of September 30, 2006, our cash position was $876,569 and we had negative working capital of $781,119. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

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

On September 18, 2006, we completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we received non-cash proceeds of $131,062 pursuant to this offering via the conversion of $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share.

We are using the net proceeds from these private placements to fund the capital expenditures, and provide the operating capital, required to open our first uWink restaurant, and for general working capital purposes.

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


On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter, in respect of the $100,000 note due October 19, 2006. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the note, Mr.
                  Rotter is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the note.

         2. In accordance with the terms of the note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.


On June 13, 2006, we repaid $30,000 of the principal amount of the loan payable to our former Vice President of Marketing described below. In addition, on August 1, 2006, we credited a total of $28,959 in receivables owed to the Company by the holder of this loan against the principal amount of this loan.

Our debt at September 30, 2006 consisted of the following:

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

On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter, in respect of this note. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the note, Mr.
                  Rotter is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the note.

         2. In accordance with the terms of the note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.

A $100,000 convertible note issued on September 8, 2005 issued to Dr. William Hines. The note is due September 8, 2007, accrues interest at 10%, and is mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. Hines in respect of this note. Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common stock, such that the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the note.

A $52,885 loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. Accrued interest of $85,966 outstanding on this note as of September 30, 2006 is included under accrued expenses on the balance sheet as of September 30, 2006. On August 1, 2006, we credited a total of $28,959 in receivables owed to the Company by the holder of the note against the principal amount of this note.

On June 15, 2006, we entered into an amended promissory note with Elite Cabinet Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%. We are required to pay $300 per month on this note from June 15, 2006 to January 15, 2007 at which time the entire unpaid balance plus accrued interest is due and payable. As of September 30, 2006, we have repaid $1,200 of this note.

In connection with a private placement of our equity securities completed on September 18, 2006, we received non-cash proceeds of $131,062 via the conversion of $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our
CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 months because we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of September 30, 2006 was $876,569.

During the nine months ended September 30, 2006, net cash used in operations was $889,485, as compared to using cash of $478,112 for the nine months ended September 30, 2005. The increase in cash used in operations is primarily attributable to the reduced use of common stock to pay for services in 2006 as compared to 2005. In the first nine months of 2005, we issued $1,152,340 worth of shares of our common stock to pay for services, as compared to $217,642 in the first nine months of 2006.

During the nine months ended September 30, 2006, we used $914,747 in our investing activities, as compared to generating $612,350 in 2005. In the first nine months of 2006, we invested in computers, third party software, construction costs and other equipment relating to the build out of the Woodland Hills location for our first restaurant. In 2005, we invested only $2,650 in plant, property and equipment, in line with our reduced levels of staffing and operations during that period. In December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. We liquidated this deposit during the first three months of 2005, resulting in net positive cash from investing activities of $612,350 for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, our financing activities provided cash in the amount of $2,657,043 as compared to using cash of $190,643 for the nine months ended September 30, 2005. The increase is primarily due to a $2,567,600 increase in net proceeds from the issuance of common stock in 2006 as compared to 2005, and lower levels of debt repayment in the first nine months of 2006, as compared to the first nine months of 2005. In the first nine months of 2006, we repaid $178,959 of loans to unrelated parties and made net repayment of $100,000 on amounts due to related parties. In the first nine months of 2005, we repaid $615,000 borrowed in 2004 relating to our pursuit of the assets of Sega Gameworks out of bankruptcy (partially offset by borrowing an additional $100,000 in September 2005) and $44,045 of amounts due to related parties.

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

ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of its senior management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's CEO concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2006, we sold or issued unregistered shares of our equity securities in the following transactions:

On September 18, 2006, we completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we received non-cash proceeds of $131,062 pursuant to this offering via the conversion of $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. The fair value of the warrants of $2,630,405 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

ITEM 6.  EXHIBITS

(a) Exhibits

      REGULATION
      S-B NUMBER                          EXHIBIT
      ----------                          -------

         4.1 Form of uWink, Inc. Warrant, dated September 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 11, 2006).

         10.1 Securities Purchase Agreement, dated September 2006 between uWink, Inc. and Investors (incorporated by reference to the Company's Current Report on Form 8-K filed on September 11,
                  2006).

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

                                                  UWINK, INC.


November 14, 2006                                 By:  /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                  By:  /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer