Form 10QSB/A
period 2004-03-31
uWink, Inc.
filed 2006-11-29
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 2

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

The number of shares of common stock outstanding as of November 27, 2006 was 24,984,179.

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

SIGNATURES

EXPLANATORY NOTE



uWink, Inc. (referred to in this discussion as "we", "us" or "our") is filing this amendment number 2 to its Quarterly Report on Form 10-QSB for the three month period ended March 31, 2004 (the "Original Report") in order to clarify certain information provided in amendment number 1 to the Original Report filed on July 20, 2006. It has come to our attention that the statement "The independent accountants have not reviewed the unaudited consolidated financial statements for the three months ended March 31, 2003" included in the financial statements presented in the amended March 31, 2004 Form 10-QSB is misleading in that it could be construed to mean that no independent accountants had reviewed our unaudited consolidated financial statements for the three months ended March 31, 2003, presented in this report.

On July 27, 2005, our board of directors approved the dismissal of Stonefield Josephson, Inc. as our independent public accountants and the appointment of Kabani & Company, Inc. as their replacement. The statement in our amended March 31, 2004 Form 10-QSB that the March 31, 2003 financial statements were not reviewed by the independent accountants refers to the fact that our new auditors, Kabani & Company, did not review the 2003 quarterly financial statements. The 2003 quarterly financial statements presented in the March 31, 2004 amended Form 10-QSB were reviewed by our prior auditors, Stonefield Josephson. We believe that the March 31, 2003 unaudited quarterly financials statements presented in this report, as amended, are in compliance with Item 310(b) of Regulation S-B because they were reviewed by Stonefield Josephson. As such, we are amending this report solely for the purpose of removing the statement that "The independent accountants have not reviewed the unaudited consolidated financial statem ents for the three months ended March 31, 2003."

We filed amendment number 1 to this report on July 20, 2006 for the purpose of correcting certain errors in the financial statements.

The Quarterly Report on Form 10-QSB/A for the three months ended March 31, 2004 filed on July 20, 2006 amended and restated the financial statements and related financial information for all periods presented therein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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
                                                                          ============


             The accompanying notes are an integral part of these unaudited consolidated financial statements







                               UWINK, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                           THREE MONTH PERIODS ENDED
                                                          ----------------------------
                                                           MARCH 31,        MARCH 31,
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






                                          UWINK, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                  THREE MONTH PERIODS ENDED
                                                                                 ---------------------------
                                                                                   MARCH 31,      MARCH 31,
                                                                                     2004           2003
                                                                                  (Restated)
                                                                                 ------------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                     $  (681,321)    $ (211,411)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on bridge loans/convertible note payable        31,079              -
        Amortization of options issued below market price                             48,333         48,333
        Depreciation and amortization expense                                         30,419         30,507
        Issuance of common stock for services and accrued payroll                    108,709              -
        Gain on forgiveness of debt                                                 (142,673)             -
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (171,636)        38,046
      Inventory                                                                     (121,211)        (1,685)
      Prepaid expenses and other current assets                                      (21,935)          (172)
      Accounts payable                                                              (204,831)      (265,261)
      Accrued expenses                                                               128,530        219,657
      Accrued payroll and related benefits                                          (204,511)      (337,862)
      Advances from Customers                                                         (4,166)        19,444
                                                                                 ------------    -----------
Net cash used in operating activities                                             (1,205,213)      (460,404)
                                                                                 ------------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Payment for property and equipment                                               (57,670)             -

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         1,439,050        500,000
    Payment of offering costs                                                       (190,865)       (25,000)
                                                                                 -----------     ----------
Net cash provided by financing activities                                          1,248,185        453,956
                                                                                 ------------    -----------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                 (14,698)        (6,448)

CASH AND CASH EQUIVALENTS, Beginning of period                                     1,156,170          6,448
                                                                                 ------------    -----------

CASH AND CASH EQUIVALENTS, End of period                                         $ 1,141,472     $        -
                                                                                 ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                $         -     $        -
                                                                                 ============    ===========
    Income taxes paid                                                            $         -     $        -
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


                                                                           2004           2003
                                                                        ----------     ----------
              Shares to be issued upon conversion
                of preferred stock                                             --       1,610,018
              Shares to be issued upon conversion
                of convertible notes                                      174,265         517,515
              Stock options issued to employees                             3,962         613,413
              Warrants issued to consultants and finders                  169,070         137,036
              Warrants issued for financing                               616,090         504,653
                                                                        ----------     ----------
                                                                          963,387       3,382,635
                                                                        ==========     ==========

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2004                                $ 303,793
Less:  allowance for doubtful accounts                                      (0)
                                                                     ----------
                                                                     $ 303,793
                                                                     ==========
NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of March 31, 2004, determined on a first in first out basis.

Inventory at March 31, 2004:

Raw Materials                                                       $ 176,438
Work in process                                                        16,650
Finished Good                                                         157,259
Less: obsolescence reserve                                            (50,000)
                                                                    ----------
                                                                    $ 300,347
                                                                    ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004, consists of the following:

                  Computer equipment and related software             $222,128
                  Office furniture and equipment                        17,926
                  Leasehold improvements                                84,849
                  Machinery and equipment                              195,945
                                                                      ---------
                                                                       520,848
                  Less accumulated depreciation and amortization      (341,461)
                                                                      ---------
                                                                      $179,387
                                                                      =========

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

         3.3      Amended and Restated Bylaws of uWink, Inc. (3)

         10.1     2004 Stock Incentive Plan (4)

         10.2     $150,000 10% Convertible Promissory Note dated March 15, 2002
                  (5)

         10.3 Lease for office space at 5443 Beethoven Street Los Angeles California 90066 (6)

         10.4 Promissory Note in favor of S. Raymond and Victoria Hibarger and related Financing Agreement, dated July 23, 2001, as amended as of February 15, 2006. (7)

         10.5     $125,000 8% Convertible Promissory Note dated May 14, 2003 (8)

         10.6     Agreement with Scientific Games dated December 2002 (9)

         10.7     Letter Agreement with Scientific Games dated May 14, 2003 (10)

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer*

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer*

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         32.2 Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

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

(4) Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-KSB filed on April 17, 2006.

(5) Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB/A filed on November 30, 2004.

(6) Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB/A filed on November 30, 2004.

(7) Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-KSB filed on April 17, 2006.

(8) Incorporated by reference to Exhibit 10.5 of our Annual Quarterly Report on Form 10-KSB/A filed on July 20, 2006.

(9) Incorporated by reference to Exhibit 10.6 of our Annual Quarterly Report on Form 10-KSB/A filed on July 20, 2006.

(10) Incorporated by reference to Exhibit 10.7 of our Annual Quarterly Report on Form 10-KSB/A filed on July 20, 2006.



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

                              UWINK, INC.


November 29, 2006             By: /s/ NOLAN K. BUSHNELL
                                  ------------------------
                                  Nolan K. Bushnell
                                  Chief Executive Officer


                              By: /s/ PETER F. WILKNISS
                                  ------------------------
                                  Peter F. Wilkniss
                                  Chief Financial Officer
                                  Chief Accounting Officer