Form 10QSB/A
period 2004-06-30
uWink, Inc.
filed 2006-11-29
CIK 1108699

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

EXPLANATORY NOTE


uWink, Inc. (referred to in this discussion as "we", "us" or "our") is filing this amendment number 2 to its Quarterly Report on Form 10-QSB for the period ended June 30, 2004 (the "Original Report") in order to clarify certain information provided in amendment number 1 to the Original Report filed on July 20, 2006. It has come to our attention that the statement "The independent accountants have not reviewed the unaudited consolidated financial statements for the three and six months ended June 30, 2003" included in the financial statements presented in the amended June 30, 2004 Form 10-QSB is misleading in that it could be construed to mean that no independent accountants had reviewed our unaudited consolidated financial statements for the three and six months ended June 30, 2003, presented in this report.

On July 27, 2005, our board of directors approved the dismissal of Stonefield Josephson, Inc. as our independent public accountants and the appointment of Kabani & Company, Inc. as their replacement. The statement in our amended June 30, 2004 Form 10-QSB that the June 30, 2003 financial statements were not reviewed by the independent accountants refers to the fact that our new auditors, Kabani & Company, did not review the 2003 quarterly financial statements. The 2003 quarterly financial statements presented in the June 30, 2004 amended Form 10-QSB were reviewed by our prior auditors, Stonefield Josephson. We believe that the June 30, 2003 unaudited quarterly financials statements presented in this report, as amended, are in compliance with Item 310(b) of Regulation S-B because they were reviewed by Stonefield Josephson. As such, we are amending this report solely for the purpose of removing the statement that "The independent accountants have not reviewed the unaudited consolidated financial statements for the three and six months ended June 30, 2003."

We filed amendment number 1 to this report on July 20, 2006 for the purpose of correcting certain errors in the financial statements.

The Quarterly Report on Form 10-QSB/A for the three and six months ended June 30, 2004 filed on July 20, 2006 amended and restated the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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

     REGULATION
     S-B NUMBER                        EXHIBIT

         4.1      Form of uWink, Inc. Warrant, dated 2004. (1)

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer*

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer*

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

         32.2 Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*Filed herewith

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