Form 10QSB/A
period 2004-09-30
uWink, Inc.
filed 2006-11-29
CIK 1108699

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

EXPLANATORY NOTE


uWink, Inc. (referred to in this discussion as "we", "us" or "our") is filing this amendment number 2 to its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the "Original Report") in order to clarify certain information provided in amendment number 1 to the Original Report filed on July 20, 2006. It has come to our attention that the statement "The independent accountants have not reviewed the unaudited consolidated financial statements for the three and nine months ended September 30, 2003" included in the financial statements presented in the amended September 30, 2004 Form 10-QSB is misleading in that it could be construed to mean that no independent accountants had reviewed our unaudited consolidated financial statements for the three and nine months ended September 30, 2003, presented in this report.

On July 27, 2005, our board of directors approved the dismissal of Stonefield Josephson, Inc. as our independent public accountants and the appointment of Kabani & Company, Inc. as their replacement. The statement in our amended September 30, 2004 Form 10-QSB that the September 30, 2003 financial statements were not reviewed by the independent accountants refers to the fact that our new auditors, Kabani & Company, did not review the 2003 quarterly financial statements. The 2003 quarterly financial statements presented in the September 30, 2004 amended Form 10-QSB were reviewed by our prior auditors, Stonefield Josephson. We believe that the September 30, 2003 unaudited quarterly financials statements presented in this report, as amended, are in compliance with Item 310(b) of Regulation S-B because they were reviewed by Stonefield Josephson. As such, we are amending this report solely for the purpose of removing the statement that "The independent accountants have not reviewed the unaudited consolidated financial statements for the three and nine months ended September 30, 2003."

We filed amendment number 1 to this report on July 20, 2006 for the purpose of correcting certain errors in the financial statements.

The Quarterly Report on Form 10-QSB/A for the three and nine months ended September 30, 2004 filed in July 20, 2006 amended and restated the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

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
                                                                              ============


         The accompanying notes are an integral part of these unaudited consolidated financial statements



                                     UWINK, INC. AND SUBSIDIARY
                                Consolidated Statements of Operations
                                             (Unaudited)

                                                      THREE MONTH PERIODS ENDED       NINE MONTH PERIODS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                        2004            2003            2004            2003
                                                     (RESTATED)                      (RESTATED)
                                                     -----------     -----------     -----------     -----------

NET SALES                                            $   474,929     $  (192,077)    $ 1,103,997     $    41,671

COST OF SALES                                             58,371          11,851         832,280           5,681

                                                     -----------     -----------     -----------     -----------
GROSS PROFIT (LOSS)                                      416,559        (203,928)        271,716          35,990
                                                     -----------     -----------     -----------     -----------

OPERATING EXPENSES
     Selling, general and administrative expenses      1,316,141         246,180       3,788,091         455,783
     Research and development                             29,391          35,985         291,389         115,120
                                                     -----------     -----------     -----------     -----------
       TOTAL OPERATING EXPENSES                        1,345,532         282,165       4,079,480         570,902
                                                     -----------     -----------     -----------     -----------

       LOSS FROM OPERATIONS                             (928,974)       (486,093)     (3,807,764)       (534,912)

OTHER INCOME/ (EXPENSE)
     Other income                                              3          44,337             478          48,433
     Debt discount expense                                    --         (47,742)       (169,798)        (47,742)
     Nominal stock option expense                        (47,493)             --        (144,159)             --
     Gain on settlement of debt                           34,939          48,396         336,779          48,396
     Interest expense                                     (7,247)        (91,507)        (24,152)        (93,964)
                                                     -----------     -----------     -----------     -----------
       TOTAL OTHER EXPENSE                               (19,798)        (46,516)           (852)        (44,877)
                                                     -----------     -----------     -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (948,771)       (532,608)     (3,808,616)       (579,789)

PROVISION FOR INCOME TAXES                                    --              --              --              --
                                                     -----------     -----------     -----------     -----------

NET LOSS                                             $  (948,771)    $  (532,608)    $(3,808,616)    $  (579,789)
                                                     ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE - BASIC & DILUTED          $     (0.10)    $     (0.18)    $     (0.42)    $     (0.20)
                                                     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                               9,790,309       2,929,823       9,032,615       2,929,823
                                                     ===========     ===========     ===========     ===========

                   The accompanying notes are an integral part of these unaudited consolidated financial statements







                                UWINK, INC. AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                          NINE MONTH PERIODS ENDED
                                                                               SEPTEMBER 30
                                                                           2004            2003
                                                                        (RESTATED)
                                                                        -----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                             $(3,808,616)    $  (579,789)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization of debt discount on convertible note payable            169,798              --
       Amortization of options issued below market price                    144,159              --
       Depreciation and amortization expense                                115,863          67,500
       Bad debt allowance                                                    95,782              --
       Gain on Settlement of Debt                                          (336,779)             --
       Issuance of warrants for services                                    474,215              --
       Issuance of common stock for payroll                                 108,710              --
       Issuance of common stock for services                                466,270              --
       Issuance of common stock on conversion of prepaid license fee        125,000              --
       Inventory Obsolesence Reserve                                        319,149              --
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (335,179)         14,441
     Inventory                                                             (616,369)          1,976
     Deposits - inventory                                                  (260,600)             --
     Prepaid expenses and other current assets                              (74,976)         35,291
     Accounts payable                                                       272,749        (169,631)
     Accrued expenses                                                        67,339        (244,658)
     Accrued payroll and related benefits                                  (225,063)       (137,876)
     Advances from Customers                                               (159,722)        163,889
                                                                        -----------     -----------
Net cash used in operating activities                                    (3,458,268)       (848,858)
                                                                        -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                       (88,256)       (107,278)
   Payment for capitalized product development costs                       (240,429)         26,979
                                                                        -----------     -----------
Net cash used in investing activities                                      (328,685)        (80,299)
                                                                        -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds (repayments) from issuance of debt                                   --        (352,256)
   Proceeds (repayments) from advances from related parties                  26,868          (5,000)
   Proceeds from issuance of common stock                                 2,988,722       1,307,298
   (Payment) of offering costs                                             (382,642)             --
                                                                        -----------     -----------
Net cash provided by financing activities                                 2,632,948         950,042
                                                                        -----------     -----------

NET INCREASE/ (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      (1,154,005)         20,884

CASH AND CASH EQUIVALENTS, Beginning of period                            1,156,170           6,683
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS, End of period                                $     2,165     $    27,567
                                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                        $    24,152     $        --
                                                                        ===========     ===========
   Income taxes paid                                                    $       800     $        --
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


                                                            13






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


                                       16





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


                                       19





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