Form 10KSB/A
period 2005-12-31
uWink, Inc.
filed 2006-11-29
CIK 1108699

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1

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

                 16106 HART STREET, VAN NUYS, CALIFORNIA 91406
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 909 6030
                           ---------------------------
                           (Issuer's telephone number)


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

The market value of the voting stock held by non-affiliates of the issuer as of November 24, 2006 was approximately $36,530,642.

The number of shares of the common stock outstanding as of November 27, 2006 was 24,984,179.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one)

                                 Yes [_] No [X]
uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Original Report") to revise certain information presented in the Original Report. We have revised our disclosure in Items 1, 5, 6, 9, 10, and 12 of this report. In addition, we have revised the statement of cash flows for the year ended December 31, 2005 presented in the financial statements included in the Original Report to present separately proceeds from the issuance of related party and non-related party debt and repayment of related party and non-related party debt. We have also revised our disclosure in Notes 1, 3, 6, 7, 8, 12, 13 and 16 to the financial statements presented in the Original Report.

The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                TABLE OF CONTENTS

PART I

ITEM NUMBER AND CAPTION                                                    PAGE
                                                                          NUMBER

ITEM 1.  DESCRIPTION OF BUSINESS                                           2

ITEM 2.  DESCRIPTION OF PROPERTY                                           9

ITEM 3.  LEGAL PROCEEDINGS                                                 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          10

ITEM 6.  PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS        15

ITEM 7.  FINANCIAL STATEMENTS                                              28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          29

ITEM 8A. CONTROLS AND PROCEDURES                                           29

ITEM 8B. OTHER INFORMATION                                                 30

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 30

ITEM 10. EXECUTIVE COMPENSATION                                            32

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    35

ITEM 13. EXHIBITS                                                          37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            38

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

         Over several years of operation, we have invested substantial time and capital in the development of a uniform development platform. We have used this platform to develop over 70 short-form video games (the "uWink Game Library") and interactive entertainment and vending products.

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

         We have made a strategic decision to reposition the Company as an entertainment restaurant company, as more fully described in this report. As a result, we are winding down our SNAP! and Bear Shop manufacturing and sales operations and we have decided not to enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to reduce staff and liquidate inventory and product-related receivables. Given our perception of the market opportunity in combining dining with short form, social video gaming/entertainment and our management team's experience in the digital entertainment and restaurant industries (our CEO, Nolan Bushnell, founded both Atari and Chuck E. Cheese and our Director of Restaurant Operations (on a consulting basis), John Kaufman, is the former Vice President of Operations for California Pizza Kitchen), we believe that the restaurant project is the most cost effective way to monetize our investment in technology. We are currently seeking to license our SNAP! and the Bear Shop intellectual property to 3rd party manufacturers in exchange for licensing fees.

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

OUR PRODUCTS AND SERVICES -  THE UWINK BISTRO

         We are currently developing an entertainment restaurant concept called the uWink Bistro. uWink Bistro is designed to allow customers to order food, drinks, and games/media at the table through touch screen terminals. We plan an interior with computer generated images projected on the walls that will provide the flexibility to modify the decor and the experience as the day progresses. The uWink Bistro concept is designed to integrate high quality food and uWink's interactive entertainment software to provide what we believe is a new entertainment dining experience that encourages social interaction, group play, and fun.

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

DECOR AND ATMOSPHERE

         We expect that we will utilize a combination of warm earth tones, rich wood finishes and brushed metals to juxtapose the technology features of our restaurant. We expect to use a variety of lighting to deliver a warm glow throughout our restaurant and expect to be able to adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the computer generated images that are projected on our walls.

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

         While we believe that there are no significant competitors offering at-the-table touchscreen ordering and entertainment in the manner that we expect to, there are restaurant companies, such as Dave and Busters, that offer away-from-the-table electronic games as part of the experience. In addition, many bars and restaurants offer some form of trivia game or another (both electronic and paper and pencil) and some quick service restaurants have experimented with electronic kiosk ordering.

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

         Prior to our decision to wind down our Bear Shop operations, we distributed and marketed Bear Shop to the amusement market through established coin operated industry distributors and dealers, and licensed the product to manufacturing and marketing partners in certain territories. On February 3, 2005, we signed a three-year manufacturing and exclusive distribution agreement with Bell-Fruit Games, Ltd., the leading designer and manufacturer of gaming and amusement machines in the United Kingdom. Bell-Fruit Games is a subsidiary of Danoptra Holdings Ltd., formerly known as Kunick PLC. Under the terms of the agreement, we granted Bell-Fruit Games a license to manufacture our Bear Shop machine. In addition, the agreement awards exclusive marketing and distribution rights for Bear Shop to Bell-Fruit Games in the United Kingdom, Germany, Italy and Spain. The agreement provides that we are to receive per-unit royalties for each machine sold, and we have retained exclusive rights to supply the bears, clothing and accessory "consumables" to Bell-Fruit Games' customers. We believe that this agreement is no longer in effect as of December 31, 2005. We have recorded no revenue under this agreement through the date of this report.

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

CUSTOMERS

         We depended on a small group of customers to generate the majority of our SNAP! and Bear Shop sales. For the year ended December 31, 2005, we had approximately 24 active customers. Our single largest customer represented 45% of our revenue for 2005. Our 5 largest customers comprised 70% of our revenue for 2005. Our 10 largest customers comprised 78% of our revenue for 2005.

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

EMPLOYEES

         As of April 17, 2006, we employ eight people on a full-time basis, four of whom are corporate management and staff, one of whom is engineering staff and three of whom are operations staff. In addition, John Kaufman, our Director of Restaurant Operations, is currently a paid monthly consultant. We are currently outsourcing, and plan to continue to outsource, certain software engineering personnel.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the OTC Bulletin Board under the symbol "UWNK." The following table sets forth the high and low bid information for our common stock on the OTC Bulletin Board, as reported by the OTC Bulletin Board, for each calendar quarter of 2004 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.


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

RECENT SALES OF UNREGISTERED SECURITIES.

DURING 2006

         On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003 to 4 accredited, individual investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors (one accredited institutional investor and 21 accredited individual investors)for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On March 31, 2006, we issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

         On March 31, 2006, we issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note, an accredited investor, in consideration for the holder extending the maturity date of the note from November 2005 to March 2006. This issuance was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

DURING 2005

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

         On March 14, 2005, we sold 100,000 shares of common stock for cash to Mr. James Stepanian, an accredited investor, in a private placement offering for gross proceeds of $75,000. Pursuant to this transaction, we agreed with Mr. Stepanian that, if we did not register these shares, we would issue to Mr. Stepanian an additional aggregate of 40,000 shares of our common stock as a penalty. We did not register Mr. Stepanian's shares and subsequently issued to him the additional 40,000 shares, as described below. This issuance was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On April 1, 2005, we issued 2,600 shares of common stock to Mr. Gerry Berg in exchange for financial consulting service valued at $2,737. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

         On April 1, 2005, we issued 13,500 shares of common stock to Mr. Lawrence C. Early in exchange for consulting services valued at $13,750. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

         On April 1, 2005, we issued 7,500 shares of common stock to New Capital Advisors, Inc. in exchange for financial consulting services valued at $7,895. This issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

         On April 1, 2005, we issued 20,000 shares to Mr. James Stepanian, an accredited investor, valued at $17,000 as a financial penalty for failing to register common stock held by Mr. Stepanian. On March 14, 2005 we agreed with Mr. Stepanian that we would issue to him these additional shares if we did not register the shares of common stock purchased by Mr. Stepanian on March 14, 2005. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

       On April 12, 2005, we issued 50,000 shares to Burt Martin Arnold in exchange for financial consulting services valued at $46,500. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On May 15, 2005, we sold 533,458 shares of common stock for cash to 6 accredited, individual investors for $293,402. In addition, we issued these investors warrants to purchase 533,458 shares of our common stock at $1.50 per share. There are no registration rights associated with these warrants. These warrants are immediately exercisable and expire on May 15, 2010. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On May 25, 2005, we issued 121,986 shares of common stock to Mr. Scottie Pippen upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note issued in 2002. This issuance was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On August 3, 2005, we issued 10,000 shares to Mr. James Stepanian, an accredited investor, valued at $5,500 as a financial penalty for failing to register common stock held by Mr. Stepanian. On March 14, 2005, we agreed with Mr. Stepanian that we would issue to him these additional shares if we did not register the shares of common stock purchased by Mr. Stepanian on March 14, 2005. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

       On September 12, 2005, we issued 50,000 shares to Friedland Capital in exchange for consulting services valued at $22,500. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On October 7, 2005, we issued 10,000 shares to Mr. James Stepanian, an accredited investor, valued at $6,000 as a financial penalty for failing to register common stock held by Mr. Stepanian. On March 14, 2005 we agreed with Mr. Stepanian that we would issue to him these additional shares if we did not register the shares of common stock purchased by Mr. Stepanian on March 14, 2005. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

DURING 2004

         From January 16, 2004 to March 19, 2004 we sold 719,521 shares of common stock for gross proceeds of $1,439,050 to 23 accredited, individual investors. The Company paid $190,865 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 to Falcon Capital in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. There are no registration rights associated with the warrants. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

         On April 1, 2004, we issued 43,850 shares of common stock valued at $87,700 to Falcon Capital for selling shares of common stock in the Company's private placement offering in the first quarter of 2004. These shares are reflected as shares to be issued on the March 31, 2004 balance sheet. The issuance was made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act.

         On April 1, 2004, we issued 150,000 immediately exercisable 5-year warrants to CCRI, Inc. at exercise prices ranging from $5-$9 for financial consulting services rendered. The Company recognized expense equal to the fair value of the warrants of $474,216. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

         On May 19, 2004, we issued 79,211 warrants to purchase the Company's common stock at an exercise price of $0.03 to Scientific Games in connection with the conversion by Scientific Games of a prepaid licensing fee into common stock. The Company recognized expense of $125,000 for the three month period ended June 30, 2004 in connection with the issuance of the 79,211 warrants due to Scientific Games. Scientific Games exercised these warrants on May 19, 2004 These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         Beginning on May 11, 2004 and ending on October 21, 2004, we sold 890,992 shares of common stock for gross proceeds of $1,559,124 to 58 accredited, individual investors. Each investor also received a warrant to purchase one share of our common stock at an exercise price of $3.50 per share for every share of common stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. There are no registration rights associated with the warrants. These warrants were issued on October 1, 2004. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $191,777 and also received 43,850 shares of the Company's common stock in payment for services related to the sales of the Company's securities. In addition, the Company issued 85,000 warrants to purchase one share of our common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. The warrants are immediately exercisable and are exercisable for 5 years. There are no registration rights associated with the warrants. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. The offer and sale of the common stock and warrants to the investors was exempt from the registration requirements of the Securities Act insofar as these issuances were made only to persons who are not "U.S. Persons" as defined in Regulation S and were not sold in the United States.

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

         On October 1, 2004, we issued 87,500 shares of common stock to Falcon Capital for investor relations services valued at $153,125. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

         Between November 2, 2004 and December 6, 2004, we issued $225,003 in principal amount of one-year convertible notes to 5 accredited individual investors. The notes were convertible at the option of the holder into shares of common stock at a conversion price of $1.75 per share. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $29,250. These issuances were made only to persons who are not "U.S. Persons" pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933. The compensation paid to Falcon Capital was treated in accordance with generally accepted accounting principles as a reduction to shareholders' equity.

DURING 2003

         Between August 31, 2003 and December 31, 2003, we sold 1,613,884 shares of common stock to 66 accredited, individual investors for gross proceeds of $3,227,756. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

         In November 2003, we issued 267,240 shares of our common stock valued at $534,480 to Keating Securities LLC in consideration of services rendered to us in connection with our acquisition of uWink California. Our board of directors also authorized the issuance of 30,000 shares of our common stock to Keating Reverse Merger Fund, LLC, for an aggregate purchase price of $45,000 ($1.50 per share). These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         In November 2003, we issued 82,500 shares of our common stock valued at $165,000 to Falcon Capital in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         In November 2003, we issued 58,448 shares of our common stock valued at $116,896 to New Capital Advisors in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         In November 2003, we issued 7,500 shares of our common stock valued at $15,000 to Kevin R. Keating in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

       In November 2003, we issued 2,500 shares of our common stock valued at $5,000 to Spencer Browne in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

       In November 2003, we issued 3,000 shares of our common stock valued at $6,000 to Thomas Baulch in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         In November 2003, we issued 4,500 shares of our common stock valued at $9,000 to Margie Blackwell in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         In November 2003, we issued 2,500 shares of our common stock valued at $5,000 to Bertrand Unger in consideration of services rendered to us in connection with our acquisition of uWink California. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         On various dates during the fourth quarter of 2003, we converted $862,179 of accrued payroll and related benefits due to employees into 365,107 shares of our common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

         On December 5, 2003, we issued 789,938 shares of common stock to accredited investors in conversion of $1,400,000 of bridge loans and $259,849 of related accrued interest. The price of the common stock to calculate the number of shares to issue was based on the price established in the respective bridge loan agreements. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On December 5, 2003, we issued 380,215 shares of common stock in conversion of $600,000 of an advance from a related party, an accredited investor. The price of the common stock to calculate the number of shares of $1.58 was based on the price negotiated with the lender and approximates the fair value of the Company's stock. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         Between December 5, 2003 and January 25, 2004, we exchanged with accredited investors 2,950,000 and 2,131,395 shares of Series A and Series B preferred stock, respectively, for 1,610,122 shares of common stock. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

         We expect to be able to satisfy our cash requirements for the next 6 to 9 months. We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 to 9 months because we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

Revenue Recognition

         The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touchscreen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collectability of payment is probable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

         The Company does not have any contractual obligations to provide post sale support of its products. The Company does provide such support on a case by case basis and the costs of providing such support are expensed as incurred. We earned no revenue from post sale support during the periods presented.


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

RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2005 decreased by $714,811 (51%) from $1,397,415 for the year ended December 31, 2004 to $682,604 for the year ended December 31, 2005. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. For the year ended December 31, 2005, we sold approximately 200 Snap! units and 11 Bear Shop units, as compared to the year ended December 31, 2004 when we sold approximately 500 Snap! units and 100 Bear Shop units. For the year ended December 31, 2005, Snap! sales comprised 78% of our total sales and Bear Shop units 9%. In addition, in 2005 we recorded $100,000 of software licensing revenue as compared to $30,556 of licensing revenue in 2004. In 2005, we generated $100,000 from the licensing of some of our games to Bluetorch Games. This agreement had a one year term and, accordingly, we recorded licensing revenue of $25,000 per quarter in 2005. The licensing revenue in 2004 related to a licensing transaction with 360 Wireless.


         Cost of sales for the year ended December 31, 2005 decreased by $593,757 (52%) from $1,134,731 for the year ended December 31, 2004 to $540,974 for the year ended December 31, 2005. The decrease in cost of sales is attributable lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear shop operations.

         The decrease in sales in 2005 resulted in a drop in gross profit to $141,630 in 2005 from $262,284 in 2004. Our gross profit percentage was 20.7% for the year ended December 31, 2005 compared to 18.8% for the year ended December 31, 2004. The increase in the gross profit percentage is primarily attributable to an increase of $69,444 in licensing revenue in 2005.

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

         Gain on the settlement of debt for the year ended December 31, 2005 decreased by $338,139 (94%) from $358,295 for the year ended December 31, 2004 to $20,156 for the year ended December 31, 2005. In 2004, we settled obligations owing to MCI Worldcom at a gain of $127,023, relating to amounts billed in error with respect to trade payables; DeAmertek Corporation at a gain of $137,500, relating to amounts originally due under a supply contract that was later abandoned by mutual consent; and Stonefield Josephson, Inc. at a gain of $34,395, relating to over-billed amounts with respect to trade payables.

         Interest expense for the year ended December 31, 2005 increased by $80,434 (109%) from $73,892 for the year ended December 31, 2004 to $154,326 for the year ended December 31, 2005, largely as a result of the interest expense in 2005 on the $615,000 borrowed at the end of 2004 to support our pursuit of the assets of Sega Gameworks out of bankruptcy, as well as an above market interest rate of 20% on the $225,003 of convertible notes issued at the end of 2004. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans.


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

         At December 31, 2005, we had negative working capital of $1,248,178. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

         In 2005, we made net cash repayment of $646,295 of our non-related party debt as compared to net cash borrowings of $790,000 in 2004. This is primarily due to the full repayment in 2005 of $615,000 in short term debt instruments issued in 2004 relating to the Company's pursuit of the assets of Sega Gameworks out of bankruptcy, and the repayment in cash of $131,295 of debt from our former Vice President of Operations used in 2004 to fund Snap! production, partially offset by the issuance of a $100,000, 2 year convertible note in September 2005. In May 2005, in a non-cash transaction, we also converted a $150,000 note, plus $42,500 in accrued interest, into 121,986 shares of common stock. In December 2005, in a non-cash transaction, we converted $75,003 of convertible notes, plus $15,000 in accrued interest, into 300,012 shares of common stock. The notes were convertible into common stock at the option of the holders at $1.75 per share. At the time of the maturity of the notes, our stock was trading in the $0.30 per share range and, rather than repay the note in cash, we negotiated a conversion of $75,003 in principal amount of these notes with the holders at $0.30 per share. These shares were issued on January 10, 2006.

         In 2005, we made net cash borrowings of $146,000 from related parties as compared to net borrowings of $409,727 in 2004. This is primarily attributable to the issuance of a $200,000, 6 month convertible note to Mr. Bradley Rotter, a member of our board of directors, in October 2005, partially offset by the repayment in 2005 of advances received from related parties for the production of Snap! units in China in 2004. In addition, in December 2005, in a non-cash transaction, we converted a $50,000 convertible note due to Kevin McLeod, a member of our board of directors, plus accrued interest of $10,000, into 200,000 shares of common stock. The note was convertible into common stock at the option of the holder at $1.75 per share. At the time of the maturity of the note, our stock was trading in the $0.30 per share range and, rather than repay the note in cash, we negotiated a conversion with the holder at $0.30 per share. These shares were issued on January 10, 2006.

         On March 3, 2006, we raised gross proceeds of $1,500,000 via the private placement of 5,000,000 shares of common stock plus warrants to purchase 2,500,000 shares of common stock at $0.345 per share. We plan to use the net proceeds of $1,425,000 from this private placement to fund the capital expenditures, and provide the operating capital, required to open our first uWink Bistro.

         Our debt outstanding at December 31, 2005 consisted of the following:

         A $200,000 Convertible Note payable to Mr. Bradley Rotter, a member of the Company's board of directors. This Convertible Note is due April 10, 2006, accrues interest at 10%, and is convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter will receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The Convertible Note is mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter will receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59.

         A $39,000 loan payable to the brother-in-law of the President and CEO issued on August 10, 2005, 6% interest, unsecured, due upon demand.

         A $20,500 loan payable to the wife of the President and CEO issued on various dates in 2004, 8% interest, unsecured, due upon demand.

         A $60,500 loan payable to the Company's Vice President of Operations issued on various dates in 2004 and 2005, 8% interest unsecured, due upon demand.

         A $120,000 20% convertible promissory note due March 2006. The note, plus accrued interest from November 24, 2005, was repaid in cash in full in March 2006.

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

         A $111,844 loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the Company's Vice President of Marketing was reclassified from Due to Related Parties to Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. Accrued interest of $70,667 outstanding on this note as of December 31, 2005 is included under accrued expenses on the balance sheet as of December 31, 2005.

         We expect to be able to satisfy our cash requirements for the next 6 to 9 months. We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 6 to 9 months because we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

         During the year ended December 31, 2005, we used $514,087 in cash in our operating activities, as compared to $3,963,874 for the year ended December 31, 2004, a decrease of $3,449,787 (87%).

         Our net loss for the year ended December 31, 2005 was $3,239,557 but, due to a number of non-cash transactions reflected largely in our selling, general and administrative expenses, we used $514,087 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $500,000; cash rent expense of approximately $115,000; cash payments to outside engineering consultants of approximately $89,000; and net additions to inventory of approximately $44,000 (the gross reduction in inventory amounted to $417,271, including a non-cash reduction in gross inventory of $461,941 resulting from the write down of inventory previously reserved for). The major source of operations cash was the cash collection of $126,622 of accounts receivable (net of the reversal in 2005 of a $150,000 provision for sales returns booked in 2004). The non-cash transactions that reduced cash used in operations relative to our net loss included: $95,639 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $286,000 of inventory deposits ($250,000 upon receipt and concurrent sale of the related inventory items and $36,000 as uncollectible), the use of $1,155,591 worth of shares of common stock to pay for services rendered to the Company; and an increase in our accounts payable of $77,872.

         For the year ended December 31, 2004, we used $3,963,874 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $1,300,000; to fund a $660,000 increase in inventory; to fund a $395,000 increase in accounts receivable; and to fund a $333,000 increase in inventory deposits.

         During the year ended December 31, 2005, we generated $612,400 in cash from our investing activities, as compared to using cash of $950,211 for the year ended December 31, 2004. In 2004, we invested $615,000 in a deposit related to our pursuit of Sega Gameworks out of bankruptcy. We liquidated this deposit in 2005, resulting in net positive cash from investing activities of $612,400. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans. We made only a negligible investment of $2,600 in additional property and equipment in 2005 as a result of our strategic decision to reposition the Company as an entertainment restaurant company. As described in Plan of Operation above, we expect to spend approximately $500,000 in 2006 to build out and equip our first uWink Bistro.

         During the year ended December 31, 2005, our financing activities used cash in the amount of $131,896, as compared to providing cash of $3,815,255 for the year ended December 31, 2004. The decrease is attributable to the net repayment of debt of $646,295, due to the cash repayment in 2005 of $615,000 of short-term debt instruments issued in 2004 to support our pursuit of the assets of Sega Gameworks out of bankruptcy and the cash repayment of $131,295 of debt from our former Vice President of Operations used in 2004 to fund Snap! production, partially offset by net cash proceeds from the issuance of debt to related parties in 2005 of $146,000. This is primarily attributable to the issuance of a $200,000, 6 month convertible note to Mr. Bradley Rotter, a member of our board of directors, in October 2005, partially offset by the repayment in 2005 of advances received from related parties for the production of Snap! units in China in 2004. In addition, net proceeds from equity issuances fell to $368,399 in 2005 from $2,615,528 in 2004.

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


WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE WOODLAND HILLS, CALIFORNIA AREA. OUR INABILITY TO COMPETE MAY IMPAIR OUR ABILITY TO RAISE CAPITAL, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

The restaurant industry is intensely competitive. We believe that we will compete primarily with casual, fast-casual and quick-casual establishments. Many of our direct and indirect competitors in Woodland Hills, California, where our first restaurant is expected to be located, are well-established national, regional or local chains with a greater market presence than us. Further, virtually all these competitors have substantially greater financial, marketing and other resources than us. As described below, we expect to need to raise additional working capital to fund our operations. Our inability to compete in the Woodland Hills area may prohibit us from raising the necessary capital to fund our operations and growth, which could adversely affect your investment, and you could even lose your entire investment.

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


Our independent auditors stated in their report accompanying our financial statements for our fiscal year ended December 31, 2005 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. As of December 31, 2005, our accumulated deficit is $24,772,550. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment.

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

WE HAVE NO INDEPENDENT AUDIT COMMITTEE. OUR FULL BOARD OF DIRECTORS FUNCTIONS AS OUR AUDIT COMMITTEE AND IS COMPRISED OF SOME DIRECTORS WHO ARE NOT CONSIDERED "INDEPENDENT." THIS MAY HINDER OUR BOARD OF DIRECTORS' EFFECTIVENESS IN FULFILLING THE FUNCTIONS OF THE AUDIT COMMITTEE.

Currently, we have no independent audit committee. Our full Board of Directors functions as our audit committee and is comprised of some directors who are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

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

THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK GIVES A FEW INDIVIDUALS SIGNIFICANT CONTROL OVER IMPORTANT POLICY AND OPERATING DECISIONS AND COULD DELAY OR PREVENT CHANGES IN CONTROL.

As of March 31, 2006, our executive officers and directors beneficially owned approximately 17.9% of the issued and outstanding shares of our common stock, as calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, mergers and other business combinations involving our company, and operating decisions affecting the Company. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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


As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. From March 1, 2006 to March 31, 2006, the closing price of our common stock ranged between $0.27 and $0.32 per share. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of +our common shares as compared to other securities.


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

                                      F-3





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

                                                                                      FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                      2005           2004
                                                                                                  (RESTATED)
                                                                                   -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(3,239,557)   $(4,761,682)
   Adjustment to reconcile net loss to net cash used in operating activities:
       Amortization of debt discount on convertible note payable                        61,714        167,858
       Amortization of options issued below market price                                95,639        173,665
       Depreciation and amortization expense                                           127,082        164,167
       Impairment Loss                                                                 203,125             --
       Bad debt allowance                                                              (19,789)        95,782
       Issuance of warrants for services                                                    --        474,216
       Issuance of common stock for payroll and exercise of options                     51,553        144,975
       Issuance of common stock for services                                         1,155,591        513,113
       Inventory obsolescence reserve                                                 (152,945)       320,400
       Issuance of common stock for accrued interest                                    88,500             --

   Changes in operating assets and liabilities:
     Accounts receivable net of provision for sales returns of $150,000 in 2004        301,799       (245,635)
     Inventory                                                                         417,271       (660,934)
     Deposits - inventory                                                              286,796       (333,193)
     Deposits                                                                           (2,536)          (903)
     Prepaid expenses and other current assets                                          17,214        (27,956)
     Accounts payable                                                                   77,872         52,250
     Accrued expenses                                                                   79,777         66,993
     Accrued payroll and related benefits                                               11,827       (172,268)
     Advances from Customers                                                           (75,020)        65,278

                                                                                   -----------    -----------
Net cash used in operating activities                                                 (514,087)    (3,963,874)
                                                                                   -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                                   (2,600)       (88,256)
   Payment for capitalized product development costs                                        --       (246,955)
   Deposits - Sega Gameworks                                                           615,000       (615,000)

                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                    612,400       (950,211)
                                                                                   -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                                  100,000        790,000
Repayment of debt                                                                     (746,295)            --
   Proceeds from advances from related parties                                         289,500        409,727
Repayment of advances from related parties                                            (143,500)            --
   Proceeds from issuance of common stock                                              368,399      2,998,170
   Payment of offering costs                                                                --       (382,642)
                                                                                   -----------    -----------
Net cash provided by (used in) financing activities                                   (131,896)     3,815,255
                                                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENT                                               (33,583)    (1,098,830)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          57,342      1,156,172
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    23,759    $    57,342
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                   $     8,225    $    55,231
                                                                                   ===========    ===========
   Income taxes paid                                                               $        --    $       800
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of unearned revenue into shares of common stock                      $        --    $   125,000
                                                                                   ===========    ===========
   Conversion of debt into shares of common stock                                  $   275,003    $   237,133
                                                                                   ===========    ===========
   Issuance of common stock for accrued salaries                                   $    48,000    $   108,661
                                                                                   ===========    ===========
   Issuance of common stock for services                                           $ 1,155,591    $   513,113
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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-10 years for machinery and equipment and 3-5 years for office furniture and equipment. Computer equipment and related software is depreciated using the straight-line method over its estimated useful life of 3 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touchscreen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable and collectability of payment is probable. Included with the purchase of the touchscreen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

The Company does not have any contractual obligations to provide post sale support of its products. The Company does provide such support on a case by case basis and the costs of providing such support are expensed as incurred. The Company earned no revenue from post sale support during the periods presented.


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

Geographic Areas and Major Customers

For the year ended December 31, 2005, the Company generated $305,000 in revenue, amounting to 45% of total revenue, from the sale of SNAP! machines to one customer located in Japan. For the year ended December 31, 2005, the Company also generated licensing revenue of $100,000, amounting to 15% of total revenue, from one customer located in the United States.

For the year ended December 31, 2004, the Company generated $501,000 in revenue, amounting to 36% of total revenue, from the sale of SNAP! machines to one customer located in Japan. For the year ended December 31, 2004, the Company also generated revenue of $140,145, amounting to 10% of total revenue, from the sale of SNAP! machines to one customer located in the New Zealand; and revenue of $147,000, amounting to 10.5% of total revenue, from a distributor of its machines located in the United States.

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

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements. In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: a. A brief description of the provisions of this Statement
b. The date that adoption is required c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

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

NOTE 3- INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of December 31, 2005 and 2004. During the twelve months ended December 31, 2005, obsolete inventory previously reserved for was written down by $485,351 and a corresponding reduction was made to the obsolescence reserve. The remaining inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve to $217,454 at December 31, 2005. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all inventory at December 31, 2005 is treated as finished goods inventory.


Inventory at December 31, 2005                                        $ 472,799
Less:  obsolescence reserve                                            (217,454)
                                                                      ---------
                                                                      $ 255,345
                                                                      =========
Inventory at December 31`, 2004

Raw materials                                                         $ 279,652
Work in process                                                         259,085
Finished goods                                                          351,333
Less:  obsolescence reserve                                            (370,400)
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

At December 31, 2005, remaining unamortized capitalized software development costs of $116,795 were fully impaired and written off to Impairment loss.

NOTE 6 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the year ended December 31, 2005 consisted of the following:

Financial consulting         $995,351
Professional fees             364,634
Rent                          115,057
Engineering consulting         89,293
Salary expense                587,605
Employee stock option expense  97,667
Inventory reserve expense     238,116
Other expenses                335,321
                            ----------
                            $2,823,044
                            ==========

The major components of selling, general and administrative expenses for the year ended December 31, 2004 consisted of the following:

Financial consulting         $  890,496
Professional fees               417,224
Rent                            112,255
Engineering consulting           58,331
Marketing and trade shows       186,692
Product development             293,000
Salary expense                1,634,057
Employee stock option expense   208,425
Inventory reserve expense       319,149
Bad debt expense                165,097
Other expenses                  547,509
                              ----------
                              $4,832,235
                              ==========


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
                                                                                        ---------


The convertible note payable to the director, together with accrued interest of $10,000, was converted into 200,000 shares of common stock in December 2005. The note was convertible into common stock at the option of the holder at $1.75 per share. At the time of the maturity of the note, the Company's stock was trading in the $0.30 per share range and, rather than repay the note in cash, the Company negotiated a conversion with the holder at $0.30 per share. The shares of common stock issuable upon this conversion were issued in January 2006 and, as a result, are reflected as Shares to be Issued on the balance sheet as of December 31, 2005.


The loan payable to the brother-in-law of the Company's CEO was fully repaid in 2005. In addition, $26,500 of the loan payable to the wife of the Company's CEO was repaid in 2005.


The loan payable to the Company's Vice President of Marketing was reclassified as Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. During 2005, the amount outstanding under this loan was repaid in cash by $131,296.


NOTE 8 - CONVERTIBLE NOTE PAYABLE

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

During the fourth quarter of 2004, the Company issued four convertible promissory notes totaling $175,003. The notes bear interest at 20% per annum and are due one year from the date of issuance. The notes can be converted immediately from the date of issuance, at the option of the holder, to shares of the Company's common stock at $1.75 per share. The market value on the dates of issuance ranged from $2.00 - $2.55. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company determined the preferential conversion feature of the convertible promissory notes on the date of issuance to be equal to $42,859. The amount allocated to the preferential conversion feature of $42,859 was recorded as a discount on the convertible note payable and as additional paid-in capital. The discounts on the convertible note payable will be amortized over the one year term of the convertible note payable. For the year ended December 31, 2005, $36,906 was amortized to expense and for the year ended December 31, 2004 $5,953 was amortized to expense. The notes payable were convertible into common stock at the option of the holders at $1.75 per share. At the time of the maturity of the notes, the Company's stock was trading in the $0.30 per share range and, rather than repay the note in cash, the Company negotiated a conversion of $75,003 in principal amount of these notes with the holders at $0.30 per share. $75,003 in principal amount of the convertible notes plus accrued interest of $15,000 was converted into 300,012 shares of common stock in December 2005. The shares of common stock issuable upon this conversion were issued in January 2006 and, as a result, are reflected as Shares to be Issued on the balance sheet as of December 31, 2005.


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

NOTE 9 - BRIDGE NOTES PAYABLE

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

NOTE 10 - LONG TERM CONVERTIBLE NOTES PAYABLE

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






NOTE 11 - LONG TERM NOTES PAYABLE

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

NOTE 12 - STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2004, the Company:

From January 16, 2004 to March 19, 2004, sold 719,521 shares of common stock for gross proceeds of $1,439,050 to 23 individual investors. The Company paid $190,865 in commissions, issued 43,850 shares of the Company's common stock valued at $87,700 and issued 245,000 warrants to purchase the Company's common stock at an exercise price of $2.00 per share valued at $443,039 to Falcon Capital in payment for services related to the sales of the Company's securities. The warrants are immediately exercisable and are exercisable for 5 years. There were no registration rights associated with the warrants. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

       On November 15, 2002, uWink California entered into agreements with its employees allowing them to convert their accrued compensation into equity (collectively, the "Employee Notes"). The Company assumed the Employee Notes in connection with its acquisition of uWink California. During the year ended December 31, 2004, the Company issued 48,584 shares of common stock in exchange for accrued compensation of $108,709 pursuant to the terms and conditions set forth in the Employee Notes.

       On April 1, 2004, issued 30,000 shares of common stock in exchange for investor relation services valued at $150,000 rendered on behalf of the Company.

       On April 1, 2004, issued 5,000 shares of common stock for public relations services valued at $10,000 rendered on behalf of the Company.

       On April 1, 2004, issued 43,850 shares of common stock valued at $87,700 to Falcon Capital for selling shares of common stock in the Company's private placement offering in the first quarter of 2004.

       On April 1, 2004, issued 150,000 immediately exercisable 5-year warrants at exercise prices ranging from $5-$9 for financial consulting services rendered. The Company recognized expense equal to the fair value of the warrants of $474,216. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 4%, volatility of 84%; expected life of 5 years and dividend yield of 0%.

       On May 19, 2004, issued 79,211 warrants to purchase the Company's common stock at an exercise price of $0.03 to Scientific Games in connection with the conversion by Scientific Games of a prepaid licensing fee into common stock. The Company recognized expense of $125,000 for the three month period ended June 30, 2004 in connection with the issuance of the 79,211 warrants due to Scientific Games. Scientific Games exercised these warrants on May 19, 2004.

       Beginning on May 11, 2004 and ending on October 21, 2004, sold 890,992 shares of common stock for gross proceeds of $1,559,124 to 58 investors. Each investor also received a warrant to purchase one share of common stock at an exercise price of $3.50 per share for every share of common stock purchased in the offering. The warrants are immediately exercisable, and will remain exercisable for five years. There were no registration rights associated with the warrants. These warrants were issued on October 1, 2004. Falcon Capital acted as a placement agent for this offering and received a finder's fee of $191,777 and also received 43,850 shares of the Company's common stock in payment for services related to the sales of the Company's securities. In addition, the Company issued 85,000 warrants to purchase one share of common stock to Falcon Capital at an exercise price of $1.75 per share valued at $198,013 as compensation for arranging this transaction. The warrants are immediately exercisable and are exercisable for 5 years. There were no registration rights associated with the warrants. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 5%, volatility of 84%; expected life of 5 years and dividend yield of 0%. The fair value of the warrants and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

       On July 1, 2004, issued 10,000 shares of common stock to Mr. Nimish Patel in exchange for serving on our Board of Directors valued at $25,000.

       On July 19, 2004, issued 10,000 shares of common stock in exchange for the services of an employee valued at $25,000.

       On July 19, 2004, issued 50,000 shares of common stock valued at $125,000 for financial consulting services rendered on behalf of the Company.

       On August 11, 2004, issued 323,288 shares valued at $254,760 to Scientific Games Corporation in connection with the conversion by Scientific Games on May 19, 2004 of a $125,000 convertible note and a $125,000 prepaid licensing fee and the exercise by Scientific Games on May 19, 2004 of warrants to purchase 158,650 shares of common stock at $0.03 per share. 317,299 of these shares were reflected as shares to be issued on the balance sheet at June 30, 2004.

       On October 1, 2004, issued 87,500 shares of common stock for investor relations services valued at $153,125.

Between November 2, 2004 and December 6, 2004, issued $225,003 in principal amount of one-year convertible notes to 5 individuals. The notes were convertible at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

During the year ended December 31, 2005, the Company:

On January 1, 2005, issued 50,000 shares of common stock in exchange for financial consulting services valued at $127,500.

       On January 14, 2005, issued 60,000 shares of common stock in exchange for business development services valued at $90,000.

       On January 19, 2005, issued 12,500 shares of common stock for financial consulting services valued at $21,875.

       On February 22, 2005, issued 175,000 shares of common stock in exchange for consulting services valued at $194,250.

       On March 8, 2005, issued 40,000 shares of common stock in exchange for public relations services valued at $38,000.

       On March 8, 2005, issued 400,000 shares of common stock in exchange for investor relations services valued at $444,000.

       On March 14, 2005, sold 100,000 shares of common stock for cash to an investor in a private placement offering for gross proceeds of $75,000.

       On April 1, 2005, issued 2,600 shares of common stock in exchange for financial consulting service valued at $2,737.

       On April 1, 2005, issued 13,500 shares of common stock in exchange for consulting services valued at $13,750.

       On April 1, 2005, issued 7,500 shares of common stock in exchange for financial consulting services valued at $7,895.

       On April 1, 2005, issued 20,000 shares of common stock valued at $17,000 as a financial penalty for failing to register common stock.

       On April 12, 2005, issued 50,000 shares of common stock in exchange for financial consulting services valued at $46,500.

       On May 15, 2005, sold 533,458 shares of common stock for cash to 6 investors for $293,402. In addition, the Company issued these investors warrants to purchase 533,458 shares of common stock at $1.50 per share. These warrants are immediately exercisable and expire on May 15, 2010. There were no registration rights associated with the warrants. The fair value of the warrants was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

       On May 25, 2005, issued 121,986 shares of common stock upon conversion of $150,000 in principal and $42,500 in accrued interest outstanding on a convertible note issued in 2002.

       On August 3, 2005, issued 10,000 shares of common stock valued at $5,500 as a financial penalty for failing to register common stock.

       On September 12, 2005, issued 50,000 shares of common stock in exchange for consulting services valued at $22,500.

       On October 7, 2005, issued 10,000 shares of common stock valued at $6,000 as a financial penalty for failing to register common stock.

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


NOTE 13 - STOCK OPTIONS AND WARRANTS

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

During the year ended December 31, 2004, the Company issued 150,000 immediately exercisable 5-year warrants at exercise prices ranging between $5-$9 for financial consulting services rendered. The Company recognized expense in 2004 equal to the fair value of the warrants of $474,216. In addition, on May 19, 2004, the Company converted a prepaid license fee into a convertible promissory note in the amount of $125,000. The note was convertible at the option of the holder into the Company's common stock at $1.58 per share and, upon conversion, the holder was due to receive 79,211 warrants to purchase common stock at $0.03 per share. The holder immediately converted this note into 79,211 share of common stock. The Company recognized expense of $125,000 in connection with the issuance of the 79,211 warrants due to the holder upon conversion of this note. As a result, total expense recognized in the statement of operations for warrants issued during 2004 was $599,216.

On May 15, 2005, the Company sold 533,458 shares of common stock for cash to 6 investors for $293,402. In addition, the Company issued these investors warrants to purchase 533,458 shares of common stock at $1.50 per share. There are no registration rights associated with these warrants. These warrants are immediately exercisable and expire on May 15, 2010. The fair value of the warrants was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. These were the only warrants issued by the Company during 2005, therefore no expense has been recognized in the statement of operations for warrants granted during 2005.

NOTE 14 - INCOME TAXES

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 - SUBSEQUENT EVENTS

On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003, based on the closing price of the common stock on the date of the agreement, on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest.

On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The proceeds from the issuance of these shares were recorded net of the fair value of the warrants and the placement agent's commission and expenses. The fair value of the warrants was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, dividend yield of 0% and expected life of 3 years.

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

Mr. Bushnell has been the Chairman of our Board of Directors, and Chief Executive Officer since December 4, 2004 following our acquisition of uWink California. Mr. Bushnell founded uWink California and has acted as its Chairman, Chief Executive Officer and President since 1999. Mr. Bushnell is best known as the creator of Atari Corporation and Chuck E. Cheese's Pizza Time Theater. In 1980, Mr. Bushnell founded Catalyst Technologies, an incubator which spawned more than 20 companies, including Etak, ACTV, Androbot, Axlon, Magnum Microwave, Irata and ByVideo. Mr. Bushnell holds several patents on some of the basic technologies for many of the early video games developed and is also the inventor or co-inventor of numerous patents in various other fields and industries. Mr. Bushnell received his B.S. in Electrical Engineering from the University of Utah, where he is a "Distinguished Fellow", and later attended Stanford University Graduate School. Mr. Bushnell is also currently a director of Wave Systems Corp. (NASDAQ: WAVX), an SEC reporting company.


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


Mr. Rotter has been a director since November 11, 2005. From 1988 to the present Mr. Rotter has served as Managing Member of the Echelon Group, a private specialty finance company. From 2003 to 2004 Mr. Rotter was Chief Executive Officer of MR3 Systems, Inc. (OTCBB: MRMR), an SEC reporting company. From 1985 to 2004, Mr. Rotter served as President of Presage Corporation, a private investment company. From 1993 to 2003, Mr. Rotter was Chairman of Point West Capital Corporation (OTCBB: PWCC). From 1999 to 2001, Mr. Rotter served on the board of directors of Homeseekers.com Inc., at the time an SEC reporting company and now called Realigent, a private company. Mr. Rotter currently serves on the boards of directors of Sequella, Inc., AirPatrol Corporation and Authentisure, all private companies.


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

Mr. Dumais became our Chief Technology Officer on October 1, 2005. Mr. Dumais has over 19 years experience as a software developer and systems architect, specializing in the integration of technology and entertainment. For the past 8 years, Mr. Dumais has been CEO of Moose Factory, Inc., a private technology development and investment firm focused on new media and the Internet. From 2004 to 2005, Mr. Dumais also served as Chief Executive Officer of Supernation, LLC (Superdudes.net), a privately held online social gaming company. Prior to founding Moose Factory, Mr. Dumais was a Senior Software Engineer and Project Leader at Apple Computer, where, in their Interactive Marketing Group, he oversaw Apple's entire webcasting efforts and website development. As the founder of Moose Factory, Mr. Dumais has developed technology solutions for Comedy Central, Nike, Endeavor Agency, Filmbazaar, LegalZoom and Intermix, among others.


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

ITEM 10. EXECUTIVE COMPENSATION.


The following table addresses all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose annual compensation exceeded $100,000 during the fiscal year ended December 31, 2005 (the "Named Executive Officers"), for the fiscal years 2003 through 2005.

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

(7) Includes 1,800,767 shares held by Tallac Corp. and 833,333 shares issuable upon exercise of a warrant held Tallac Corporation. There is no relationship between Tallac Corp and/or John E. Lee and the Company other than as a shareholder.

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


Certain of our officers and directors, and family members of officers and directors, participated in a private placement transaction we completed on March 3, 2006, on the same terms as the third party investors who participated in the transaction. Peter Wilkniss, our Chief Financial Officer, invested $30,000 in the transaction and received 100,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.345 per share. Paul Dumais, our Chief Technology Officer, invested $30,000 in the transaction and received 100,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.345 per share. Kevin McLeod, a Director, invested $100,000 in the transaction and received 333,333 shares of common stock and immediately-exercisable, three-year warrants to purchase 166,667 shares of common stock at an exercise price of $0.345 per share. Dennis Nino, the brother-in-law of our CEO, invested $75,000 in the transaction and received 250,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 125,000 shares of common stock at an exercise price of $0.345 per share. Robert Nino, the brother-in-law of our CEO, invested $100,000 in the transaction and received 333,333 shares of common stock and immediately-exercisable, three-year warrants to purchase 166,667 shares of common stock at an exercise price of $0.345 per share. In addition, Tallac Corp. invested $500,000 in this transaction and received 1,666,667 shares of common stock and immediately-exercisable, three-year warrants to purchase 833,334 shares of common stock at an exercise price of $0.345 per share, by virtue of this investment, Tallac Corp. became a greater than 10% shareholder of the Company. There is no relationship between the Company and Tallac Corp or John E. Lee other than as a shareholder.


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

3.2 Restated Bylaws of the Company (incorporated by reference to the Company's Annual Report on Form 10-QSB for the Quarter ended June 30,
          2004).

4.1 Form of uWink, Inc. Warrant, dated March 3, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

4.2 Form of uWink, Inc. Warrant, dated May 15, 2005 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.3 Form of uWink, Inc. Warrant, dated 2004 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).*

4.4 Convertible Promissory Note, dated September 8, 2005 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.5 Convertible Promissory Note, dated October 10, 2005 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.6 Promissory Note in favor of S. Raymond and Victoria Hibarger and related Financing Agreement, dated July 23, 2001, as amended as of February 15, 2006 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.7 Form of Convertible Promissory Note, dated November 2004 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.8 Line of Credit between the Company and Nancy Bushnell dated December 23, 2004 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.9 Line of Credit between the Company and Dan Lindquist dated December 23, 2004 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

4.10 Demand Note, dated August 10, 2005, in favor of Dennis Nino (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.1 2005 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on September 15, 2005).

10.2 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB filed on April 17,
          2006).

10.3 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on April 17,
          2006).

10.4 Employment Agreement between the Company and Nolan Bushnell (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.5 Employment Agreement between the Company and Peter F. Wilkniss (incorporated by reference to the Company's Current Report on Form 10-QSB for the Quarter ended September 30, 2005).

10.6 Consulting Agreement between the Company and JSK Management (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7 Lease Agreement between the Company and Patco Properties, L.P., dated April 21, 2005 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.8 Lease Agreement between Nolan Bushnell and Promenade LP, dated February 3, 2006 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.9 Assignment, Assumption and Consent Agreement among Nolan Bushnell, the Company and Promenade LP, dated April 10, 2006 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.10 Letter Agreement between the Company and Nolan Bushnell, dated April 10, 2006 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

14.1 uWink, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on April 17,
          2006).

16.1 Letter from Stonefield Josephson, Inc., dated September 1, 2005 (incorporated by reference to the Company's Current Report on Form 8-K filed September 9, 2005).

21.1 Subsidiaries of uWink, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB filed on April 17,
          2006).

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

                                     uWINK, INC.

Dated November 29, 2006             By: /s/ Nolan K. Bushnell
                                     ---------------------------------------
                                     Nolan K. Bushnell
                                     President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signatures                Title                                   Date
--------------------------------------------------------------------------------
/s/ Nolan K. Bushnell     President, Chief Executive Officer      November 29, 2006
-----------------------
Nolan K. Bushnell

/s/ Peter F. Wilkniss     Chief Financial Officer,
-----------------------   Chief Accounting Officer and Secretary  November 29, 2006
Peter F. Wilkniss

/s/ Bruce P. Kelly        Director                                November 29, 2006
-----------------------
Bruce P. Kelly

/s/ Bradley N. Rotter     Director                                November 29, 2006
-----------------------
Bradley N. Rotter

/s/ Kevin McLeod          Director                                November 29, 2006
-----------------------
Kevin McLeod

                                       40
