Form 10QSB/A
period 2006-03-31
uWink, Inc.
filed 2006-12-08
CIK 1108699

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

The number of shares of common stock outstanding as of December 6, 2006 was 25,001,494.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2006 (unaudited)       3

           Consolidated Statements of Operations for the three
           months ended March 31, 2006 and 2005 (unaudited)                  4

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2006 and 2005 (unaudited)                         5

           Notes to Consolidated Financial Statements (unaudited)            6

Item 2.    Management's Discussion and Analysis or Plan of Operations       22

Item 3.    Controls and Procedures                                          31

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      32

Item 6.    Exhibits                                                         33

SIGNATURES                                                                  33

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended March 31, 2006 (the "Original Report") to present amended and restated financial statements and related financial information for the three months ended March 31, 2006.

In our unaudited quarterly financial statements for 2006 as originally filed we had, in consultation with our external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In a letter to us dated November 9, 2006, the Securities and Exchange Commission raised questions as to our interpretation of EITF 00-19 as it relates to our accounting treatment of financing warrants issued during 2006. In consultation with our external auditors, on December 1, 2006 our Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three months ended March 31, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at March 31, 2006. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

We are further amending the Original Report to include additional disclosure information as requested by the Securities and Exchange Commission in the letter to us dated November 9, 2006. We have amended our disclosure in Part I, Item 2 and Part II, Item 2 of this report. In addition, we have amended the statement of cash flows for the three months ended March 31, 2006 presented in the financial statements included in the Original Report to present separately proceeds from the issuance of related party and non-related party debt and repayment of related party and non-related party debt. We have also amended our disclosure in Notes 1, 2, 5, 8, 9, 11, 12, 13 and 14 to the financial statements presented in the Original Report. In addition, we have amended the Original Report to include the restated comparative financial statements and information for the three months ended March 31, 2005, as presented in our Form 10-QSB/A for the three months ended March 31, 2005, as filed on August 1, 2006.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                 March 31,
                                                                                   2006
                                                                                 (RESTATED)
                                                                               ------------
                                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $  1,065,201
     Account receivable, net of allowance for doubtful accounts of $62,873            9,354
     Inventory, net of obsolescence reserve of $195,339                             224,167
     Advance to supplier                                                             66,398
     Prepaid expenses and other current assets                                       57,794
                                                                               ------------
TOTAL CURRENT ASSETS                                                              1,422,913
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $289,125                                                       21,417

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
     accumulated amortization of $910,773                                                --
                                                                               ------------
                                                                               $  1,444,330
                                                                               ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $    833,093
     Accrued expenses                                                               184,249
     Accrued payroll and related benefits                                           170,148
     Due to related parties                                                         323,000
     Advances from Customers                                                         24,980
     Note Payable                                                                   111,844
     Warrant Liability                                                              500,444
                                                                               ------------
TOTAL CURRENT LIABILITIES                                                         2,147,758
                                                                               ------------

     Convertible note payable, net of discount of $14,167                            85,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 18,140,300 shares issued and outstanding                         18,146
     Additional paid-in capital                                                  24,791,621
     Accumulated deficit                                                        (25,678,880)
     Shares to be issued                                                             79,852
                                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                                        (789,261)
                                                                               ------------
                                                                               $  1,444,330
                                                                               ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                              UWINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED
                                                       ------------------------------
                                                         MARCH 31,         MARCH 31,
                                                           2006              2005
                                                        (RESTATED)        (RESTATED)
                                                       ------------      ------------

NET SALES                                              $     50,347      $    341,904

COST OF SALES                                                34,168           187,293
                                                       ------------      ------------
GROSS PROFIT                                                 16,179           154,610
                                                       ------------      ------------

OPERATING EXPENSES
      Selling, general and administrative expenses          285,292         1,105,350
                                                       ------------      ------------

LOSS FROM OPERATIONS                                       (269,113)         (950,740)

OTHER INCOME (EXPENSE)
      Other income                                               --               267
      Debt discount expense                                 (22,500)          (10,066)
      Nominal stock option expense                         (110,034)          (23,305)
      Gain on settlement of debt                                676             9,728
      Interest expense                                       (7,924)          (70,400)
      Fair value of warrant liability                      (500,444)
                                                       ------------      ------------
TOTAL OTHER EXPENSES                                       (640,226)          (93,777)
                                                       ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (909,339)       (1,044,516)

PROVISION FOR INCOME TAXES                                       --                --
                                                       ------------      ------------

NET LOSS                                                   (909,339)       (1,044,516)
                                                       ------------      ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS             $   (909,339)     $ (1,044,516)
                                                       ============      ============

NET LOSS PER COMMON SHARE - BASIC & DILUTED            $      (0.04)     $      (0.10)
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC                                24,832,670        10,928,621
                                                       ============      ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                    UWINK, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                       THREE MONTH PERIODS ENDED
                                                                     ----------------------------
                                                                       MARCH 31,       MARCH 31,
                                                                         2006            2005
                                                                      (RESTATED)      (RESTATED)
                                                                    -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                             (909,339)     $(1,044,516)
   Adjustment to reconcile net loss to net cash
     Provided by (used in) operating activities:
       Amortization of debt discount on convertible note payable          24,000           10,066
       Nominal Stock Option Expense                                      110,034           23,305
       Depreciation and amortization expense                               2,663           35,905
       Bad debt allowance                                                (13,120)         173,444
       Issuance of common stock for services                                  --          893,750
       Shares to be issued for expense incurred                           11,708               --
       Issuance of common stock for accrued interest                          --           42,500
       Inventory obsolescence reserve                                    (22,116)              --
       Provision for sales returns                                            --         (150,000)
       Gain on forgiveness of debt                                            --           (9,728)
       Fair value of warrant liability                                   500,444               --
   Changes in operating assets and liabilities:
     Accounts receivable                                                   3,766          139,611
     Inventory                                                            53,294            5,108
     Deposits - inventory                                                     --           33,034

     Deposits                                                              5,000               --
     Prepaid expenses and other current assets                           (21,251)        (165,764)
     Accounts payable                                                    (69,397)         123,836
     Accrued expenses                                                    (10,897)         (51,936)
     Accrued payroll and related benefits                                 80,551          (20,777)
     Advances from Customers                                                  --              (20)
                                                                     -----------      -----------
Net cash provided by (used in) operating activities                     (254,660)          37,818
                                                                     -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                     (5,000)              --
   Deposits - Gameworks                                                     --            615,000
                                                                     -----------      -----------
Net cash provided by (used in) investing activities                       (5,000)         615,000
                                                                    ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                         --               --
   Repayment of debt                                                    (120,000)        (615,000)
   Proceeds from advances from related parties                             3,000               --
   Repayments of advances from related parties                                --          (27,000)
   Proceeds from issuance of common stock                              1,500,000           75,000
   Payment of offering costs                                             (81,898)               0
                                                                     -----------      -----------
Net cash provided by (used in) financing activities                    1,301,102         (567,000)
                                                                     -----------      -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    1,041,442           85,819

CASH AND CASH EQUIVALENTS, Beginning of period                            23,759           57,342
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                               1,065,201      $   143,161
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                           1,778      $    70,400
                                                                     ===========      ===========
   Income taxes paid                                                          --      $        --
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

   Conversion of debt into 121,986 shares of common stock                     --      $   192,500
                                                                     ===========      ===========
   Issuance of common stock for services                                      --      $   893,750
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $909,339 for the three months ended March 31, 2006, and as of March 31, 2006, the Company had an accumulated deficit of $25,678,880. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable and collectibility of payments is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

The Company does not have any contractual obligations to provide post sale support of its products. The Company does provide such support on a case by case basis and the costs of providing such support are expensed as incurred. The Company earned no revenue from post sale support during the periods presented.

Geographic Areas and Major Customers
For the three months ended March 31, 2006, the Company generated $10,000 in revenue, amounting to approximately 20% of total revenue, from one customer located in the United States.

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

NOTE 2 - RESTATEMENT

In its unaudited quarterly financial statements for 2006 as originally filed the Company had, in consultation with its external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In a letter to the Company dated November 9, 2006, the Securities and Exchange Commission raised questions as to the Company's interpretation of EITF 00-19 as it relates to the accounting treatment of financing warrants issued during 2006. In consultation with its external auditors, on December 1, 2006 the Company's Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three months ended March 31, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at March 31, 2006.

As originally filed, the $500,444 fair value of certain warrants issued during the three months ended March 31, 2006 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

A provision in the Securities Purchase Agreement governing the Company's private placement transaction completed on March 3, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors in that transaction as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). In connection with the March 3, 2006 transaction, the Company issued 450,000 immediately-exercisable, three-year warrants to a placement agent. The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision.

In accordance with EITF 00-19, the Company has determined to amend and restate the financial statements for the three months ended March 31, 2006 to recognize expense of $500,444 for the fair value of the warrants issued to the investors in this transaction and to record a corresponding short term warrant liability of $500,444 on the March 31, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on the Company's previously issued financial statements for the three months ended March 31, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

Balance sheet at March 31, 2006:


                                                                    Previously          Increase
                                                                     Reported           (Decrease)         Restated

CURRENT LIABILITIES
Warrant Liability                                                            -            500,444           500,444
TOTAL CURRENT LIABILITIES                                            1,647,314            500,444         2,147,758

STOCKHOLDERS' EQUITY
Accumulated deficit                                                (25,178,436)          (500,444)      (25,678,880)
TOTAL STOCKHOLDERS' DEFICIT                                           (288,817)          (500,444)         (789,261)



Statement of operations for the three months ended March 31, 2006:


                                                                    Previously          Increase
                                                                     Reported           (Decrease)         Restated


OTHER INCOME (EXPENSE)
Fair value of warrant liability                                              -           (500,444)         (500,444)
TOTAL OTHER EXPENSES                                                  (139,782)          (500,444)         (640,226)
NET LOSS                                                              (408,895)          (500,444)         (909,339)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                              (0.02)             (0.02)            (0.04)



Statement of cash flows for the three months ended March 31, 2006:

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                              (408,895)          (500,444)         (909,339)

Adjustment to reconcile net loss to net cash
used in operating activities:
Fair value of warrant liability                                              -            500,444           500,444

The net effect of the restatement is an increase of $500,444 in total other expense for the three months ended March 31, 2006 and an increase of $500,444 in net loss for the three months ended March 31, 2006. As a result, basic and diluted net loss per share increased by $0.02 per share for the three months ended March 31, 2006.

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

NOTE 4 - ACCOUNTS RECEIVABLE

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
                                                                     ==========

NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of March 31, 2006, determined on a first in first out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all inventory at March 31, 2006 is treated as finished goods inventory.

Finished Goods Inventory at March 31, 2006                           $  419,506
Less: obsolescence reserve                                             (195,339)
                                                                     ----------
                                                                     $  224,167
                                                                     ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006, consists of the following:

                  Computer equipment and related software             $ 169,285
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                33,482
                  Construction In Progress                                5,000
                                                                      ----------
                                                                        310,542
                  Less accumulated depreciation and amortization       (289,125)
                                                                      ----------
                                                                      $  21,417
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

NOTE 8 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the three months ended March 31, 2006 consisted of the following:

         Professional fees            $ 38,179
         Rent                           30,600
         Salary expense                163,819
         Other                          52,694
                                     ----------
                                     $ 285,292
                                     ==========

The major components of selling, general and administrative expenses for the three months ended March 31, 2005 consisted of the following:

         Financial consulting        $ 631,776
         Professional fees             138,512
         Rent                           29,903
         Salary expense                144,126
         Other                         161,033
                                     ----------
                                     $1,105,350
                                     ==========

NOTE 9 - DUE TO RELATED PARTIES

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

NOTE 10 - NOTES PAYABLE

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


NOTE 11 - LONG TERM CONVERTIBLE NOTES PAYABLE

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


NOTE 12 - EQUITY

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

Sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The Company recognized expense of $500,444 for the fair value of the warrants issued to the investors in this transaction with a corresponding amount booked as short term warrant liability. The fair value of the warrants issued to the placement agent of $90,080 and the placement agent's commission and expenses were accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital. A provision in the Securities Purchase Agreement governing the transaction requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants sold as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective).

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

Shares to be Issued

At March 31, 2006, Shares to be Issued consisted of:

    o 39,026 shares valued at $11,708 to be issued for consulting services rendered during the first quarter of 2006.

    o 150,000 shares valued at $48,000 to be issued as compensation to a former employee.

    o 27,442 shares valued at $20,144 remaining unissued in connection with the company's capital raising transactions in 2004. These shares remained unissued at March 31, 2006 for ministerial reasons.


NOTE 13 - STOCK BASED COMPENSATION

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

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. Stock compensation expense measured in accordance with SFAS No. 123R totaled approximately $110,034, or $0.0 per basic and diluted share in the first quarter of 2006. The adoption of SFAS No. 123R resulted in increased expense of approximately $107,747 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first quarter of 2005, the Company recorded $23,305 as the stock based compensation expense.

                                                                            2005
                                                                   ------------
             Net loss as reported                                  $(1,044,516)
             Compensation recognized under APB 25                       23,305
             Compensation recognized under SFAS 123                    (80,047)
                                                                   ------------
             Pro forma                                             $(1,101,258)
                                                                   ============

             Basic and diluted loss per common share as reported   $     (0.10)
             Pro forma                                             $     (0.10)


The Company assumed the uWink.com, Inc. 2000 Employee Stock Option Plan pursuant to its acquisition of uWink California. The 2000 Plan provides for the issuance of up to 681,218 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California) incentive and non-qualified stock options to employees, officers, directors and consultants of the Company. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of March 31, 2006, there are 504,321 shares available for issuance under this plan.

In 2004, the Company's Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of March 31, 2006, there are 27,165 shares available for issuance under this plan.

In 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of March 31, 2006, there are 985,000 shares available for issuance under this plan.

Pursuant to the Stock Option Plans, during the twelve months ended December 31, 2004, the Company granted 352,835 stock options to employees that remain outstanding as of March 31, 2006. 312,500 of these options were issued on July 15, 2004 (150,000 of these options were issued at an exercise price of $2.64, the remainder were issued at $2.40); 23,751 were issued on December 16, 2004 (10,000 of these options were issued at an exercise price of $1.60, the remainder were issued at $1.45); and 16,584 were issued on December 31, 2004 (10,000 of these options were issued at an exercise price of $1.38, the remainder were issued at $1.25). All these options vest in 36 equal monthly installments with the initial one-sixth vesting after six months. All options issued during 2004 were issued at exercise prices equal to or in excess of the fair value of the shares on the date of grant with the exception of the 16,584 options issued on December 31, 2004. The fair value of the shares as reflected by the closing price of the stock on December 31, 2004 was $1.45.

During the twelve months ended December 31, 2005, the Company granted 1,485,000 stock options to employees and directors that remain outstanding as of March 31, 2006. 420,000 of these options were granted on July 25, 2005 at an exercise price of $0.36, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on August 29, 2005 at an exercise price of $0.43 per share, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on September 15, 2005 at an exercise price of $0.57 per share, which was equal to the fair value of the shares on that date. 165,000 of these options were granted on October 21, 2005 at an exercise price of $0.40 per share, which was equal to the fair value of the shares on that date. 100,000 of these options were granted on November 11, 2005 at an exercise price of $0.45 per share, which was equal to the fair value of the shares on that date. All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months, with the exception of 100,000 of these options which fully vested after 6 months.

On February 10, 2006, the Company granted 400,000 stock options to our Chief Technology Officer, Paul Dumais, at an exercise price of $0.30 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

The following table summarizes the options outstanding as of March 31, 2006.

                                                        Weighted
                                                        Average   Aggregate
                                            Options     Exercise  Intrinsic
                                          outstanding    Price      Value

Balance December 31, 2005                    2,400,411  $  0.88    $1,454,081
Granted                                        400,000  $  0.30
Exercised                                           --       --
Canceled                                       435,679  $  1.05
Balance March 31, 2006                       2,364,732  $  0.75    $1,056,254
Exercisable March 31, 2006                     648,941  $  1.17    $  567,002


Following is a summary of the status of options outstanding at March 31, 2006:

                               Outstanding Options
                               -------------------
                                                    Average
                                                   Remaining
                  Exercise                        Contractual
                   Price           Number             Life          Exercisable
                   -----           ------             ----          -----------
                   $0.30           400,000            9.87                  0
                   $0.32            79,212            6.12             79,212
                   $0.36           520,000            9.32            195,507
                   $0.40           165,000            9.56                  0
                   $0.43           350,000            9.41             68,402
                   $0.45           100,000            9.62                  0
                   $0.57           350,000            9.46             62,968
                   $1.25             6,584            8.75              2,736
                   $1.38            10,000            8.75              4,155
                   $1.45            13,751            8.71              5,902
                   $1.60            10,000            8.71              4,292
                   $2.37            28,516            6.00             28,516
                   $2.40           162,500            8.30             92,603
                   $2.64           150,000            8.30             85,479
                   $3.16            19,169            3.72             19,169

                                 2,364,732                            648,941


For options granted during the three months ended March 31, 2006, the weighted-average fair value of such options was $0.28.

The total weighted-average remaining contractual term of the options outstanding at March 31, 2006 is 9.16 years.

The total weighted-average remaining contractual term of the options exercisable at March 31, 2006 is 8.41 years.

The Company recognized expense of $110,034 for the fair value of the options vested during the three months ended March 31, 2006.

The total compensation expense not yet recognized relating to unvested options at March 31, 2006 is $894,187 and the weighted average period over which this expense will be recognized is 2.44 years.

The assumptions used in calculating the fair value of options granted during the period using the Black-Scholes option pricing model are as follows:

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

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ---------      -------
Balance, December 31, 2005                           2,435,337     $  3.09
Granted                                              2,950,000     $  0.35
Exercised                                                   --          --
Cancelled                                                   --          --
BALANCE MARCH 31, 2006                               5,385,337     $  0.63
EXERCISABLE                                          5,385,337     $  0.63

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

A provision in the Securities Purchase Agreement governing this transaction requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). The warrants issued to the placement agent in this transaction are not subject to this registration rights/liquidated damages for failure to register provision. In accordance with EITF 00-19, the Company recognized expense of $500,444 for the fair value of the warrants issued to the investors in this transaction and recorded a short term warrant liability of $500,444 on the March 31, 2006 balance sheet to reflect its obligations in respect of the registration of the investor warrants. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 (along with the placement agent's commission and expenses) was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

Following is a summary of the status of warrants outstanding at March 31, 2006:

                         Outstanding Warrants
                         --------------------

                                         Average
     Exercise                           Remaining
       Price           Number        Contractual Life      Exercisable
     --------          ------        ----------------      -----------

      $0.345         2,950,000            2.93             2,950,000

       $1.50           533,458            4.13               533,458

       $1.58            38,023            1.19                38,023

       $1.75            85,000            3.50                85,000

       $2.00           245,000            3.05               245,000

       $2.37           284,995            0.96               284,995

       $3.50           890,988            3.50               890,988

       $4.42            64,500            0.40                64,500

       $5.00            50,000            3.10                50,000

       $6.31           143,373            0.17               143,373

       $7.00            50,000            3.10                50,000

       $9.00            50,000            3.10                50,000

                     5,385,337                             5,385,337

NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


Total rent expense for the three months ended March 31, 2006 is $30,600. Total rent expense for the three months ended March 31, 2005 was $29,903.

NOTE 16 - SUBSEQUENT EVENTS

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

On September 18, 2006, we completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the investors in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $909,339 for the three months ended March 31, 2006, and as of March 31, 2006, we had an accumulated deficit of $25,678,880. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared with the three months ended March 31, 2005.

Net sales for the three months ended March 31, 2006 decreased by $291,557 (85%) from $341,904 for the three months ended March 31, 2005 to $50,347 for the three months ended March 31, 2006. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. There was no revenue associated with our entertainment restaurant operations for the three months ended March 31, 2006. In addition, we generated licensing revenue of $10,000 (20% of total revenue) in the first three months of 2006, as compared to $25,000 (7% of total revenue) for the first three months of 2005. For the year ended December 31, 2005, we generated $100,000 from the licensing of some of our games to Bluetorch Games. This license had a one year term and, accordingly, we recorded licensing revenue of $25,000 per quarter in 2005. In 2006, we generated $10,000 in licensing fees for some of our games from Mondobox LLC.

Cost of sales for the three months ended March 31, 2006 decreased by $153,126 (82%) from $187,293 for the three months ended March 31, 2005 to $34,168 for the three months ended March 31, 2006. The decrease in cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations.

As a result of the decrease in revenue described above, together with the decrease in our gross margin described below, our gross profit for the three months ended March 31, 2006 decreased by $138,432(89%) to $16,179 from $154,610 for the three months ended March 31, 2005. Our gross profit percentage was 32% for the three months ended March 31, 2006, compared to 45% for the three months ended March 31, 2005. The decrease in the gross profit percentage is primarily attributable to the sales of remaining inventory at depressed prices in 2006.

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased by $820,058 (74%) from $1,105,305 for the three months ended March 31, 2005 to $285,292 for the three months ended March 31, 2006. The decrease is attributable generally to lower levels of operations resulting from our decision to wind down our SNAP! and Bear Shop operations and an approximately $615,000 reduction in financial consulting expense from $631,776 in the first quarter of 2005 to $16,000 in the first quarter of 2006. In the first quarter of 2005 we issued approximately $450,000 worth of shares of our common stock in exchange for investor relations services. In addition, legal expenses fell by approximately $77,000 from $77,279 in the first quarter of 2005 to $380 in the first quarter of 2006. The higher level of legal fees in the first quarter of 2005 relates to legal fees in connection with our pursuit of the assets of Sega Gameworks out of bankruptcy.

As a result, our loss from operations for the three months ended March 31, 2006 was reduced by $681,627 (71%) to $269,113, from a loss of $950,740 for the three months ended March 31, 2005.

Total other expense for the three months ended March 31, 2006 increased by $546,449 (583%) from $93,777 for the three months ended March 31, 2005 to $640,226 for the three months ended March 31, 2006. This increase was primarily attributable to $500,444 of expense relating to the issuance of financing warrants in the first quarter of 2006 and to higher nominal stock option expense resulting from the expensing of options granted to employees based on the fair market value of the options offset by an approximately $62,000 reduction in interest expense from $70,400 for the first quarter of 2005 to $7,924 for the first quarter of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans.

As a result, our net loss for the three months ended March 31, 2006 was reduced by $135,177 (13%) to $909,339, from a net loss of $1,044,516 for the three months ended March 31, 2005.


LIQUIDITY AND CASH RESOURCES

As of March 31, 2006, our cash position was $1,065,201 and we had negative working capital of $724,844. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

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

Our debt at March 31, 2006 consisted of the following:

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

As of the date of this report, we are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

We currently expect to undertake capital expenditures of $500,000 to $700,000 over the next 3 months to build out and equip the Woodland Hills location.

We expect to be able to satisfy our cash requirements for the next 3 to 6 months. We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 3 to 6 months because, after funding the build out of the restaurant, we do not expect to have sufficient funds remaining to fund our corporate overhead and expenses and we do not expect the cash flow from the Woodland Hills location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2006 was $1,065,201.

During the three months ended March 31, 2006, net cash used in operations was $254,660, as compared to providing cash of $37,819 for the three months ended March 31, 2005.

Our major uses of cash in operations in the first quarter of 2006 were to pay cash employee compensation of approximately $83,000 and cash rent expense of approximately $30,600. The non-cash transactions that reduced cash used in operations relative to our net loss included: $500,444 of non-cash expense related to the expensing of the fair value of financing warrants issued in the first quarter of 2006; $110,034 of non-cash expense relating to employee stock options, and an increase in our accrued payroll of $80,551.

Our net loss for the three months ended March 31, 2005 was $1,044,516 but, due to a number of non-cash transactions reflected largely in our selling, general and administrative expenses, we generated $37,189 in cash for operations. Our major source of cash was the sale of SNAP! machines produced during the period and sold for cash during the period. Our major uses of cash in operations were to pay cash employee compensation of approximately $140,000; cash rent expense of approximately $30,000; and cash payments to outside engineering consultants of approximately $54,000. The non-cash transactions that reduced cash used in operations relative to our net loss included: the use of $893,750 worth of shares of common stock to pay for services rendered to the Company; and an increase in our accounts payable of $123,836.

During the three months ended March 31, 2006, we used $5,000 in our investing activities. During the three months ended March 31, 2005, we generated $615,000 from our investing activities. In December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. This deposit was returned to us in cash during the first three months of 2005, following the conclusion of the bankruptcy proceeding.

During the three months ended March 31, 2006, our financing activities provided cash in the amount of $1,301,102 as compared to using cash of $567,000 for the three months ended March 31, 2005. The increase is primarily due to a $1,425,000 increase in proceeds from the issuance of common stock in the first quarter of 2006 as compared to the first quarter of 2005, and lower levels of debt repayment in the first quarter of 2006 as compared to the first quarter of 2005. In the first quarter of 2005 we repaid $615,000 borrowed in 2004 relating to our pursuit of the assets of Sega Gameworks out of bankruptcy. In December 2004, we borrowed $615,000 to fund a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. This deposit was returned to us in cash during the first three months of 2005, following the conclusion of the bankruptcy proceeding, and we used these proceeds to repay the $615,000 in loans.


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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collecitiblity of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors (one accredited institutional investor and 21 accredited, individual investors) for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

On March 31, 2006, we issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder (an accredited, individual investor) of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006. This issuance was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer.*

         31.2 Rule 13a-14(a) Certification of Chief Financial Officer and Chief Accounting Officer.*

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UWINK, INC.


December 8, 2006

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