Form 10QSB/A
period 2006-06-30
uWink, Inc.
filed 2006-12-08
CIK 1108699

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

The number of shares of common stock outstanding as of December 4, 2006 was 24,984,179.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended June 30, 2006 (the "Original Report") to present amended and restated financial statements and related financial information for the three and six months ended June 30, 2006.

In our unaudited quarterly financial statements for 2006 as originally filed we had, in consultation with our external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In a letter to us dated November 9, 2006, the Securities and Exchange Commission raised questions as to our interpretation of EITF 00-19 as it relates to our accounting treatment of financing warrants issued during 2006. In consultation with our external auditors, on December 1, 2006 our Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and six months ended June 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at June 30, 2006. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

We are further amending the Original Report to include additional disclosure information as requested by the Securities and Exchange Commission in the letter to us dated November 9, 2006. We have amended our disclosure in Part I, Item 2 and Part II, Item 2 of this report. In addition, we have amended the statement of cash flows for the six months ended June 30, 2006 presented in the financial statements included in the Original Report to present separately proceeds from the issuance of related party and non-related party debt and repayment of related party and non-related party debt. We have also amended our disclosure in Notes 1, 2, 5, 8, 9, 11, 12, 13 and 14 to the financial statements presented in the Original Report.

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

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2006 (unaudited)          2

           Consolidated Statements of Operations for the three and six
           month periods ended June 30, 2006 and 2005 (unaudited)              3

           Consolidated Statements of Cash Flows for the three and six
           month periods ended June 30, 2006 and 2005 (unaudited)              4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis or Plan of Operations         26

Item 3.    Controls and Procedures                                            36

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        37

Item 6.    Exhibits                                                           39

SIGNATURES                                                                    40

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                  JUNE 30
                                                                                   2006
                                                                                (RESTATED)
                                                                               -------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $     510,632
     Account receivable, net of allowance for doubtful accounts of $62,873            22,780
     Inventory, net of obsolescence reserve of $296,688                               64,781
     Prepaid expenses and other current assets                                        53,609
                                                                               -------------
TOTAL CURRENT ASSETS                                                                 651,802
                                                                               -------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $291,696                                                       209,986
                                                                               -------------
                                                                               $     861,788
                                                                               =============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                          $     956,206
     Accrued expenses                                                                165,891
     Accrued payroll and related benefits                                            215,661
     Due to related parties                                                          223,000
     Notes Payable                                                                    91,721
     Advances from customers                                                          24,980
     Warrant Liability                                                               509,364
                                                                               -------------
TOTAL CURRENT LIABILITIES                                                          2,186,823
                                                                               -------------

     Convertible note payable, net of discount of $11,667                             88,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 18,608,086 shares issued and outstanding                          18,613
     Additional paid-in capital                                                   25,062,981
     Accumulated deficit                                                         (26,547,605)
     Shares to be issued                                                              52,644
                                                                               -------------
TOTAL STOCKHOLDERS' DEFICIT                                                       (1,413,368)
                                                                               -------------
                                                                               $     861,788
                                                                               =============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                 UWINK, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED              SIX MONTH PERIODS ENDED
                                                      --------------------------------      --------------------------------
                                                                   JUNE 30                              JUNE 30
                                                          2006                2005              2006              2005
                                                       (RESTATED)         (RESTATED)         (RESTATED)          (RESTATED)
                                                      -------------      -------------      -------------      -------------

NET SALES                                             $      59,683      $     311,585      $     110,052      $     653,489

COST OF SALES                                               107,955            236,205            142,123            423,498
                                                      -------------      -------------      -------------      -------------
GROSS PROFIT (LOSS)                                         (48,272)            75,380            (32,071)           229,991
                                                      -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Selling, general and administrative expenses           791,058            776,433          1,182,869          1,904,330
     Research and development                                    --              4,651                 --              5,408
                                                      -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                    791,058            781,084          1,182,869          1,909,738
                                                      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                       (839,331)          (705,704)        (1,214,940)        (1,679,747)
                                                      -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Other income                                             8,089                177             10,306                444
     Beneficial conversion of debt                           (2,500)           (10,066)           (25,000)           (20,132)
     Gain on settlement of debt                               2,700                529              3,376             10,256
     Interest expense                                       (32,301)           (23,759)           (42,442)           (94,159)
     Fair value of warrant liability                         (8,920)                --           (509,364)                --
                                                      -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                (32,932)           (33,120)          (563,124)          (103,591)
                                                      -------------      -------------      -------------      -------------

NET LOSS                                              $    (872,262)     $    (738,823)     $  (1,778,064)     $  (1,783,339)
                                                      =============      =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $       (0.05)     $       (0.06)     $       (0.12)     $       (0.16)
                                                      =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                       18,232,187         11,737,026         15,432,900         11,329,658
                                                      =============      =============      =============      =============


                                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                           SIX MONTH PERIODS ENDED
                                                                      --------------------------------
                                                                                  JUNE 30
                                                                          2006                2005
                                                                      (RESTATED)           (RESTATED)
                                                                      -------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                          $  (1,778,064)     $  (1,783,339)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable            25,000             20,132
        Nominal Stock Option Expense                                        231,957             50,666
        Depreciation and amortization expense                                 5,234             63,573
        Bad debt allowance                                                  (13,120)           248,444
        Issuance of warrants for interest expense                            16,828                 --
        Issuance of common stock for services                                84,076          1,030,300
        Issuance of common stock for accrued interest                            --             42,500
        Inventory obsolescence reserve                                       79,233             62,437
        Provision for sales returns                                              --           (150,000)
        Gain on forgiveness of debt                                          (3,376)           (10,256)
        Fair value of warrant liability                                     509,364                 --
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (9,660)           (65,058)
        Inventory                                                           111,331             (1,747)
        Deposits - inventory                                                 66,398            245,165
        Prepaid expenses and other current assets                           (12,427)             3,615
        Accounts payable                                                     57,092             44,240
        Accrued expenses                                                    (13,869)           (31,253)
        Accrued payroll and related benefits                                123,415            (57,400)
        Advances from Customers                                                  --            (25,020)
                                                                      -------------      -------------
      Net cash used in operating activities                                (520,588)          (313,001)
                                                                      -------------      -------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                   (196,141)              (800)
        Deposits - Gameworks                                                                   615,000
                                                                      -------------      -------------
      Net cash provided by (used in) investing activities                  (196,141)           614,200
                                                                      -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from debt                                                       --                 --
        Debt repayment                                                     (150,000)          (615,000)
        Proceeds from advances from related parties                           3,000             89,500
        Repayment of advances from related parties                         (100,000)          (143,500)
        Proceeds from issuance of common stock                            1,532,500            368,402
        (Payment) of offering costs                                         (81,898)                --
                                                                      -------------      -------------
      Net cash provided by (used in) financing activities                 1,203,602           (300,598)
                                                                      -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   486,873                601

CASH AND CASH EQUIVALENTS, Beginning of period                               23,759             57,342
                                                                      -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                              $     510,632      $      57,943
                                                                      =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $      11,162      $          --
                                                                      =============      =============
    Income taxes paid                                                 $          --      $          --
                                                                      =============      =============
    Conversion of debt into common stock                              $          --      $     192,500
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,778,064 for the six months ended June 30, 2006, and as of June 30, 2006, the Company had an accumulated deficit of $26,547,605. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collectibility of payments is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

The Company does not have any contractual obligations to provide post sale support of its products. The Company does provide such support on a case by case basis and the costs of providing such support are expensed as incurred. The Company earned no revenue from post sale support during the periods presented.

Geographic Areas and Major Customers

For the six months ended June 30, 2006, the Company generated $30,000 in revenue, amounting to approximately 27% of total revenue, from a customer located in the United States and generated $12,400 in revenue, amounting to approximately 11% of total revenue, from another customer located in the United States.

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


NOTE 2 - RESTATEMENT

In our unaudited quarterly financial statements for 2006 as originally filed the Company had, in consultation with its external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In a letter to the Company dated November 9, 2006, the Securities and Exchange Commission raised questions as to the Company's interpretation of EITF 00-19 as it relates to the accounting treatment of financing warrants issued during 2006. In consultation with its external auditors, on December 1, 2006 the Company's Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and six months ended June 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at June 30, 2006.

As originally filed, the $509,364 fair value of certain warrants issued during the six months ended June 30, 2006 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

A provision in the Securities Purchase Agreements governing the Company's private placement transactions completed on March 3, 2006, May 9, 2006 and June 12, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors in those transactions as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). In connection with the March 3, 2006 transaction, the Company issued 450,000 immediately-exercisable, three-year warrants to a placement agent. The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision.

In accordance with EITF 00-19, the Company has determined to amend and restate the financial statements for the three and six months ended June 30, 2006 to recognize expense of $509,364 for the fair value of the warrants issued to the investors in these transactions and to record a corresponding short term warrant liability of $509,364 on the June 30, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on the Company's previously issued financial statements for the six months ended June 30, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

Balance sheet at June 30, 2006:

                                                                   Previously           Increase
                                                                     Reported           (Decrease)         Restated

CURRENT LIABILITIES
Warrant Liability                                                            -            509,364           509,364
TOTAL CURRENT LIABILITIES                                            1,677,459            509,364         2,186,823

STOCKHOLDERS' EQUITY
Accumulated deficit                                                (26,038,241)          (509,364)      (26,547,605)
TOTAL STOCKHOLDERS' DEFICIT                                           (904,004)          (509,364)       (1,413,368)



Statement of operations for the six months ended June 30, 2006:

                                                                    Previously           Increase
                                                                     Reported           (Decrease)         Restated

OTHER INCOME (EXPENSE)
Fair value of warrant liability                                              -           (509,364)         (509,364)
TOTAL OTHER INCOME (EXPENSE)                                           (53,760)          (509,364)         (563,124)
NET LOSS                                                            (1,268,700)          (509,364)       (1,778,064)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                                                 (0.04)            (0.12)



Statement of cash flows for the six months ended June 30, 2006:

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                            (1,268,700)          (509,364)       (1,778,064)

Adjustment to reconcile net loss to net cash
used in operating activities:
Fair value of warrant liability                                              -            509,364           509,364

The net effect of the restatement is an increase of $509,364 in total other expense for the six months ended June 30, 2006 and an increase of $509,364 in net loss for the six months ended June 30, 2006. As a result, basic and diluted net loss per share increased by $0.04 per share for the six months ended June 30, 2006.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2006                                 $   85,653
Less:  allowance for doubtful accounts                                  (62,873)
                                                                     ----------
                                                                     $   22,780
                                                                     ==========

NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of June 30, 2006, determined on a first in first out basis. During the six months ended June 30, 2006, the Company recorded a reserve of obsolescence amounting to $117,489. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all inventory at June 30, 2006 is treated as finished goods inventory.

Finished Goods Inventory at June 30, 2006                            $  361,469
Less: obsolescence reserve                                             (296,688)
                                                                     ----------
                                                                     $   64,781
                                                                     ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006, consists of the following:

                  Computer equipment and related software             $ 208,041
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                39,783
                  Construction in Progress                              151,083
                                                                      ----------
                                                                        501,682
                  Less accumulated depreciation and amortization       (291,696)
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

NOTE 8 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the six months ended June 30, 2006 consisted of the following:

         Professional fees             $ 162,157
         Rent                             84,681
         Salary expense                  341,163
         Employee stock option expense   231,957
         Inventory reserve expense       117,489
         Engineering consulting           59,975
         Other                           185,447
                                       ----------
                                       $1,182,869
                                       ==========

The major components of selling, general and administrative expenses for the six months ended June 30, 2005 consisted of the following:

         Financial consulting          $ 903,354
         Professional fees               177,068
         Rent                             58,957
         Salary expense                  298,101
         Engineering consulting           81,208
         Employee stock option expense    50,667
         Inventory reserve expense        62,436
         Other                           272,539
                                       ----------
                                       $1,904,330
                                       ==========


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


NOTE 10 - NOTES PAYABLE

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

On June 13, 2006, we repaid in cash $30,000 of the principal amount of this note.

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
                                                               =========

NOTE 12 - EQUITY

Common Stock

During the six month period ended June 30, 2006, the Company:

issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest;

On March 3, 2006, sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants issued to the investors of $500,444 was recognized as an expense with a corresponding amount booked as a short term warrant liability. The fair value of the warrants issued to the placement agent of $90,080 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital;

issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005. These shares were part of shares to be issued as of December 31, 2005;

issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006;

issued 434,453 shares of common stock to various service providers valued at $122,076, based on the closing price of our common stock on the date of the relevant agreement. 189,026 of these shares valued at $59,708 were reflected as shares to be issued on the balance sheet at March 31, 2006;

issued 33,333 shares of common stock valued at $10,000, based on the closing price of our common stock on the date of the agreement, to Cody Management in exchange for financial consulting services rendered; and

On May 9, 2006 and June 12, 2006, sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock at $0.345 per share. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. The fair value of the warrants was recognized as an expense with a corresponding amount booked as a short term warrant liability. The shares of common stock issued to these investors are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006.

A provision in the Securities Purchase Agreements governing the Company's sales of common stock and warrants on March 3, 2006, May 9, 2006, and June 12, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants sold as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective).

Shares to be Issued

At June 30, 2006, Shares to be Issued consisted of:

         o 108,333 shares valued at $32,500 to be issued to 2 investors pursuant to private placements of our common stock during the second quarter of 2006.

         o 27,442 shares valued at $20,144 remaining unissued in connection with the Company's capital raising transactions in 2004. These shares remained unissued at June 30, 2006 for ministerial reasons.

NOTE 13 - STOCK OPTIONS AND WARRANTS

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


During the twelve months ended December 31, 2005, the Company granted 1,485,000 stock options to employees and directors that remain outstanding as of June 30, 2006. 420,000 of these options were granted on July 25, 2005 at an exercise price of $0.36, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on August 29, 2005 at an exercise price of $0.43 per share, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on September 15, 2005 at an exercise price of $0.57 per share, which was equal to the fair value of the shares on that date. 165,000 of these options were granted on October 21, 2005 at an exercise price of $0.40 per share, which was equal to the fair value of the shares on that date. 100,000 of these options were granted on November 11, 2005 at an exercise price of $0.45 per share, which was equal to the fair value of the shares on that date. All these options vest in 36 equal monthly installments with an initial six-month cliff, with the exception of 100,000 of these options which fully vested after 6 months.

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


Following is a summary of the stock option activity:

                                                                                    Weighted
                                                                                    Average
                                                                      Options       Exercise      Aggregate
                                                                    outstanding      Price     Intrinsic Value
                                                                  -------------   -----------  ---------------
                Outstanding, December 31, 2005                       2,400,411       $0.88       $1,454,081
                Granted                                                900,000       $0.32
                Forfeited                                              435,679       $1.05
                Exercised                                                   --          --
                                                                  ------------
                Outstanding, June 30, 2006                           2,864,732       $0.67       $1,120,549
                Exercisable June 30, 2006                              830,410       $1.08       $  665,641


Following is a summary of the status of options outstanding at June 30, 2006:

                        Outstanding Options
                        -------------------
                                                    Average
                                                   Remaining
                       Exercise                   Contractual
                        Price         Number          Life        Exercisable
                        -----         ------          ----        -----------
                        $0.30        400,000          9.6                --
                        $0.32         79,212          6.4            79,212
                        $0.33        500,000          9.9                --
                        $0.36        520,000          9.1           230,411
                        $0.40        165,000          9.3            37,973
                        $0.43        350,000          9.2            97,489
                        $0.45        100,000          9.4            21,096
                        $0.57        350,000          9.2            92,055
                        $1.25          6,584          8.5             3,283
                        $1.38         10,000          8.5             4,986
                        $1.45         13,751          8.5             7,045
                        $1.60         10,000          8.5             5,123
                        $2.37         28,516          5.8            28,516
                        $2.40        162,500          8.1           106,107
                        $2.64        150,000          8.1            97,945
                        $3.16         19,169          3.5            19,169

                                   2,864,732                        830,410

For options granted during the six months ended June 30, 2006, the weighted-average fair value of such options was $0.27.

The total weighted-average remaining contractual term of the options outstanding at June 30, 2006 is 9.08 years.

The total weighted-average remaining contractual term of the options exercisable at June 30, 2006 is 8.35 years.

The Company recognized expense of $231,957 for the fair value of the options vested during the six months ended June 30, 2006.

The total compensation expense not yet recognized relating to unvested options at June 30, 2006 is $904,762 and the weighted average period over which this expense will be recognized is 2.37 years.

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

During the six month period ended June 30, 2006, the Company issued:

2,500,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to 22 investors and 450,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to a placement agent. The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%; and

54,167 immediately-exercisable, three-year warrants to 2 investors at an exercise price of $0.345. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%.

A provision in the Securities Purchase Agreements governing these transactions requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision. In accordance with EITF 00-19, the Company recognized expense of $509,364 for the fair value of the warrants issued to the investors in these transactions and recorded a short term warrant liability of $509,364 on the June 30, 2006 balance sheet to reflect its obligations in respect of the registration of the investor warrants. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 (along with the placement agent's commission and expenses) was accounted for as cost of raising equ ity with a corresponding amount debited to additional paid-in capital.

During this period, the Company also issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

During the six months ended June 30, 2006, the Company recognized $16,828 of interest expense in the statement of operations relating to the warrants issued to Mr. Rotter described above. In addition, the Company recognized $509,364 of expense in the statement of operations relating to the financing warrants issued during the period.

Following is a summary of the status of warrants outstanding at June 30, 2006:

                         Outstanding Warrants
                         --------------------

                                         Average
     Exercise                           Remaining
       Price           Number        Contractual Life      Exercisable
     --------          ------        ----------------      -----------


      $0.345         3,104,167            2.68             3,104,167

       $1.50           533,458            3.88               533,458

       $1.58            38,023            0.94                38,023

       $1.75            85,000            3.25                85,000

       $2.00           245,000            2.81               245,000

       $2.37           284,995            0.63               284,995

       $3.50           890,988            3.25               890,988

       $4.42            64,500            0.15                64,500

       $5.00            50,000            2.76                50,000

       $6.31            63,369            0.05                63,369

       $7.00            50,000            2.76                50,000

       $9.00            50,000            2.76                50,000

                     5,459,500                             5,459,500


NOTE 14 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


Total rent expense for the six months ended June 30, 2006 is $84,681. Total rent expense for the six months ended June 30, 2005 was $58,957.


NOTE 16 - SUBSEQUENT EVENTS

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

BASIS OF PRESENTATION


The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,778,064 for the six months ended June 30, 2006, and as of June 30, 2006, we had an accumulated deficit of $26,547,605. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six months ended June 30, 2006 compared with the six months ended June 30, 2005.

Net sales for the six months ended June 30, 2006 decreased by $543,437 (83%) from $653,489 for the six months ended June 30, 2005 to $110,052 for the six months ended June 30, 2006. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. The revenue generated during the first six month of 2006 is attributable to the liquidation of part of our remaining SNAP! and Bear Shop inventories. There was no revenue associated with our entertainment restaurant operations for the six months ended June 30, 2006. In addition, we generated licensing revenue of $12,400 (11.3% of total revenue) in the first six months of 2006, as compared to $50,000 (8% of total revenue) for the first six months of 2005. For the year ended December 31, 2005, we generated $100,000 from the licensing of some of our games to Bluetorch Games. This license had a one year term and, accordingly, we recorded licensing revenue of $25,000 per quarter in 2005. In 2006, we generated $12,400 in licensing fees for some of our games from Mondobox LLC.

Cost of sales for the six months ended June 30, 2006 decreased by $281,375 (66%) from $423,498 for the six months ended June 30, 2005 to $142,123 for the six months ended June 30, 2006. The decrease in cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. During the six months ended June 30, 2006, we wrote off $66,398 of uncollectible advances to suppliers to cost of good sold, resulting in negative gross profit of $32,071 for the six months ended June 30, 2006, as compared to $229,991 of gross profit for the six months ended June 30, 2005. Excluding the write off of uncollectible advances to suppliers in 2006, our gross profit percentage dropped from approximately 35% in 2005 to approximately 31% in 2006, as a result of the sale of remaining inventories at depressed prices in 2006.

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

Total other expense (excluding nominal stock option expense) for the six months ended June 30, 2006 increased by $459,532 (444%) from $103,591 for the six months ended June 30, 2005 to $563,124 for the six months ended June 30, 2006. This increase was primarily attributable to $509,364 of expense relating to the issuance of financing warrants in the first two quarters of 2006, partially offset by an approximately $52,000 reduction in interest expense from $94,159 for the first six months of 2005 to $42,442 for the first six months of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans.

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


As a result, our net loss for the six months ended June 30, 2006 was reduced by $5,275 (0.30%) to $1,778,064, from a net loss of $1,783,339 for the six months ended June 30, 2005.


LIQUIDITY AND CASH RESOURCES


As of June 30, 2006, our cash position was $510,632 and we had negative working capital of $1,535,021. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.


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

On June 15, 2006, we entered into an amended promissory note with Elite Cabinet Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%. We are required to pay $300 per month on this note from June 15, 2006 to January 15, 2007 at which time the entire unpaid balance plus accrued interest is due and payable. During the six months ended June 30, 2006, we repaid $300 of this note. The amount outstanding under this note as of June 30, 2006 is $9,878.

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

We currently expect to undertake capital expenditures of $400,000-$500,000 over the next 1-2 months to complete the build out of the Woodland Hills location for our first restaurant.

We expect to be able to satisfy our cash requirements for the next 1 to 3 months. We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 1 to 3 months because: we may require additional funding to complete the build out of our prototype restaurant; we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of June 30, 2006 was $510,632.

During the six months ended June 30, 2006, net cash used in operations was $520,588, as compared to using cash of $313,001 for the six months ended June 30, 2005.

Our major uses of cash in operations in the first six months of 2006 were to pay cash employee compensation of approximately $341,163 and cash rent expense of approximately $84,681. Our major source of operating cash during the first six months of 2006 was the sale of $111,331 worth of inventory. The non-cash transactions that reduced cash used in operations relative to our net loss included: $509,364 of non-cash expense related to the expensing of the fair value of financing warrants issued in the first two quarters of 2006; $231,957 of non-cash expense relating to employee stock options; an increase in our accrued payroll of $123,415; and the write off to cost of goods sold of $66,398 of uncollectible advances to suppliers.

Our net loss for the six months ended June 30, 2005 was $1,783,339 but, due to a number of non-cash transactions reflected largely in our selling, general and administrative expenses, we used $313,001 in cash for operations. Our major source of cash was the sale of SNAP! machines for cash during the period. Our major uses of cash in operations were to pay cash employee compensation of approximately $298,101; cash rent expense of approximately $58,957; and cash payments to outside engineering consultants of approximately $81,208. The non-cash transactions that reduced cash used in operations relative to our net loss included the use of $1,030,300 worth of shares of common stock to pay for services rendered to the Company; an increase in the bad debt allowance of 248,444; and the write off to cost of goods sold of $245,000 of inventory deposits upon the receipt and concurrent sale of the SNAP! machines secured by the deposits.

During the six months ended June 30, 2006, we used $196,141 in our investing activities, as compared to generating $614,200 in 2005. In the first six months of 2006, we invested $196,141 in computers, third party software, construction costs and other equipment relating to the build out of the Woodland Hills location for our first restaurant. In 2005, we invested only $800 in plant, property and equipment, in line with our reduced levels of staffing and operations during that period. In December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. This deposit was returned to us in cash during the first three months of 2005, following the conclusion of the bankruptcy proceeding, resulting in net positive cash from investing activities of $614,200 for the six months ended June 30, 2005.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collectiblity of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the six months ended June 30, 2006, we sold or issued unregistered shares of our equity securities in the following transactions:

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


On May 9, 2006 and June 12, 2006, we sold a total of 108,333 shares of common stock to 2 accredited, individual investors for gross proceeds of $32,500. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock priced at $0.345 per share. These shares remained unissued at June 30, 2006 for ministerial reasons and are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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