Form 10QSB/A
period 2006-09-30
uWink, Inc.
filed 2006-12-08
CIK 1108699

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

EXPLANATORY NOTE

uWink, Inc. (referred to in this discussion as "we", "us" or "our") is amending its Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (the "Original Report") to present amended and restated financial statements and related financial information for the three and nine months ended September 30, 2006.

In our unaudited quarterly financial statements for 2006 as originally filed we had, in consultation with our external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In a letter to us dated November 9, 2006, the Securities and Exchange Commission raised questions as to our interpretation of EITF 00-19 as it relates to our accounting treatment of financing warrants issued during 2006. In consultation with our external auditors, on December 1, 2006 our Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and nine months ended September 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at September 30, 2006. Further information on the restatement can be found in Note 2 to the Unaudited Consolidated Financial Statements.

We are further amending the Original Report to include additional disclosure information as requested by the Securities and Exchange Commission in the letter to us dated November 9, 2006. We have amended our disclosure in Part I, Item 2 and Part II, Item 2 of this report. In addition, we have amended the statement of cash flows for the nine months ended September 30, 2006 presented in the financial statements included in the Original Report to present separately proceeds from the issuance of related party and non-related party debt and repayment of related party and non-related party debt. We have also amended our disclosure in Notes 1, 2, 5, 8, 9, 11, 12, 13 and 14 to the financial statements presented in the Original Report.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)


                                                                               SEPTEMBER 30
                                                                                   2006
                                                                                (RESTATED)
                                                                               ------------

                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $    876,569
     Account receivable, net of allowance for doubtful accounts of $72,265            2,281
     Inventory, net of obsolescence reserve of $295,730                              61,362
     Prepaid expenses and other current assets                                       51,687
                                                                               ------------
TOTAL CURRENT ASSETS                                                                991,899
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $294,267                 866,022

INTANGIBLE ASSETS, net of accumulated amortization of $10,000                        50,000

LONG TERM DEPOSIT                                                                     2,300
                                                                               ------------
                                                                               $  1,910,221
                                                                               ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  1,116,084
     Accrued expenses                                                               161,941
     Accrued payroll and related benefits                                           217,317
     Due to related parties                                                         100,000
     Notes Payable                                                                  152,696
     Advances from customers                                                         24,980
     Warrant Liability                                                            3,139,769
                                                                               ------------
TOTAL CURRENT LIABILITIES                                                         4,912,787
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 24,496,207 shares issued and outstanding                         24,496
     Additional paid-in capital                                                  26,974,441
     Accumulated deficit                                                        (30,041,077)
     Shares to be issued                                                             90,574
     Subscriptions Receivable                                                       (51,000)
                                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (3,002,566)
                                                                               ------------
                                                                               $  1,910,221
                                                                               ============

                    The accompanying notes are an integral part of these
                        unaudited consolidated financial statements




                                                 UWINK, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)



                                                         THREE MONTH PERIODS ENDED              NINE MONTH PERIODS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                          2006               2005               2006               2005
                                                       (RESTATED)          (RESTATED)        (RESTATED)         (RESTATED)
                                                      -------------      -------------      -------------      -------------



NET SALES                                             $      35,720      $     (76,290)     $     145,771      $     577,199

COST OF SALES                                                 5,250             52,350            147,373            475,848
                                                      -------------      -------------      -------------      -------------
GROSS PROFIT (LOSS)                                          30,470           (128,640)            (1,601)           101,351
                                                      -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Selling, general and administrative expenses           863,845            343,958          2,046,714          2,253,699
     Research and development                                    --                 --                 --                 --
     Impairment Loss                                             --             86,330                 --             86,330
                                                      -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                    863,845            430,288          2,046,714          2,340,029
                                                      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                       (833,375)          (558,928)        (2,048,315)        (2,238,679)
                                                      -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Other income                                             1,656                 52             11,962                496
     Beneficial conversion of debt                          (22,500)           (10,066)           (47,500)           (30,198)
     Gain on settlement of debt                               2,497                 --              5,873             10,256
     Interest expense                                       (11,347)           (33,044)           (53,788)          (127,203)
     Equipment Stolen                                            --             (8,117)                --             (8,117)
     Fair value of warrant liability                     (2,630,405)                --         (3,139,769)
                                                      -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                             (2,660,099)           (51,175)        (3,223,222)          (154,766)
                                                      -------------      -------------      -------------      -------------


NET LOSS                                              $  (3,493,473)     $    (610,103)     $  (5,271,537)     $  (2,393,444)
                                                      =============      =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $       (0.19)     $       (0.05)     $       (0.32)     $       (0.21)
                                                      =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                       18,845,519         12,398,544         16,582,185         11,460,592
                                                      =============      =============      =============      =============


               The accompanying notes are an integral part of these unaudited consolidated financial statements




                                    UWINK, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                        NINE MONTH PERIODS ENDED
                                                                              SEPTEMBER 30
                                                                          2006             2005
                                                                       (RESTATED)       (RESTATED)
                                                                      -----------      -----------


CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                          $(5,271,537)     $(2,393,444)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable          47,500           30,198
        Nominal Stock Option Expense                                      365,309           76,000
        Depreciation and amortization expense                              17,805           94,131
        Impairment Loss                                                        --           94,447
        Bad debt allowance                                                 (3,728)         (38,237)
        Issuance of warrants for debt                                      16,828               --
        Issuance of common stock for services                             217,642        1,152,340
        Issuance of common stock for accrued interest                       8,063           42,500
        Inventory obsolescence reserve                                     78,275         (281,853)
        Provision for sales returns                                            --         (150,000)
        Gain on forgiveness of debt                                        (5,873)         (10,256)
        Fair value of warrant liability                                 3,139,769               --
      Changes in operating assets and liabilities:
        Accounts receivable                                                 1,448          476,569
        Inventory                                                         115,708          355,885
        Deposits                                                           66,398          267,768
        Prepaid expenses and other current assets                         (12,805)           1,275
        Accounts payable                                                  219,468           76,719
        Accrued expenses                                                  (14,824)          (5,917)
        Accrued payroll and related benefits                              125,071          (66,215)
        Advances from Customers                                                --          (50,020)
        Provision for sales returns                                            --         (150,000)
                                                                      -----------      -----------
      Net cash used in operating activities                              (889,485)        (478,112)
                                                                      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                 (914,747)          (2,650)
        Deposits - Gameworks                                                   --          615,000
                                                                      -----------      -----------
      Net cash provided by (used in) investing activities                (914,747)         612,350
                                                                      -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from debt                                                     --          100,000
        Debt repayment                                                   (178,959)        (615,000)
        Proceeds from advances from related parties                            --          104,955
        Repayments of advances from related parties                      (100,000)        (149,000)
        Proceeds from issuance of common stock                          2,936,002          368,402
                                                                      -----------      -----------
      Net cash provided by (used in) financing activities               2,657,043         (190,643)
                                                                      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 852,811          (56,405)

CASH AND CASH EQUIVALENTS, Beginning of period                             23,759           57,342
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                              $   876,569      $       937
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $     3,049      $        --
                                                                      ===========      ===========
    Income taxes paid                                                 $        --      $        --
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Conversion of debt into common stock                              $   123,000      $   192,500
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


The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $5,271,537 for the nine months ended September 30, 2006, and as of September 30, 2006, the Company had an accumulated deficit of $30,041,078. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 2 to 3 months because we do not expect to have sufficient funds remaining following completion of the build out of our first restaurant to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

Geographic Areas and Major Customers

For the nine months ended September 30, 2006, the Company generated $51,600 in revenue, amounting to 35% of total revenue, from one customer located in the United States.


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

NOTE 2 - RESTATEMENT


In our unaudited quarterly financial statements for 2006 as originally filed the Company had, in consultation with its external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In a letter to the Company dated November 9, 2006, the Securities and Exchange Commission raised questions as to the Company's interpretation of EITF 00-19 as it relates to the accounting treatment of financing warrants issued during 2006. In consultation with its external auditors, on December 1, 2006 the Company's Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and nine months ended September 30, 2006 to recognize expense for the fair value of the financing warrants issued during 2006 and to book a corresponding amount as short term warrant liability on the balance sheet at September 30, 2006.

As originally filed, the $3,139,769 fair value of certain warrants issued during the nine months ended September 30, 2006 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

A provision in the Securities Purchase Agreements governing the Company's private placement transactions completed on March 3, 2006, May 9, 2006, June 12, 2006 and September 18, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors in those transactions as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). In connection with the March 3, 2006 transaction, the Company issued 450,000 immediately-exercisable, three-year warrants to a placement agent. The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision.

In accordance with EITF 00-19, the Company has determined to amend and restate the financial statements for the three and nine months ended September 30, 2006 to recognize expense of $3,139,769 for the fair value of the warrants issued to the investors in these transactions and to record a corresponding short term warrant liability of $3,139,769 on the September 30, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on the Company's previously issued financial statements for the nine months ended September 30, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

Balance sheet at September 30, 2006:

                                                                                 Previously        Increase
                                                                                  Reported        (Decrease)       Restated

CURRENT LIABILITIES
Warrant Liability                                                                       --        3,139,769        3,139,769
TOTAL CURRENT LIABILITIES                                                        1,773,018        3,139,769        4,912,787

STOCKHOLDERS' EQUITY
Accumulated deficit                                                            (26,901,309)      (3,139,769)     (30,041,078)
TOTAL STOCKHOLDERS' EQUITY                                                         137,202       (3,139,769)      (3,002,567)


Statement of operations for the nine months ended September 30, 2006:


                                                                                 Previously        Increase
                                                                                  Reported        (Decrease)       Restated

OTHER INCOME (EXPENSE)
Fair value of warrant liability                                                         --       (3,139,769)      (3,139,769)
TOTAL OTHER INCOME (EXPENSE)                                                       (83,453)      (3,139,769)      (3,223,222)
NET LOSS                                                                        (2,131,768)      (3,139,769)      (5,271,537)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                                          (0.13)           (0.19)           (0.32)

Statement of cash flows for the nine months ended September 30, 2006:

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                        (2,131,768)      (3,139,769)      (5,271,537)

Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of warrant liability                                                         --        3,139,769        3,139,769


The net effect of the restatement is an increase of $3,139,769 in total other expense for the nine months ended September 30, 2006 and an increase of $3,139,769 in net loss for the nine months ended September 30, 2006. As a result, basic and diluted net loss per share increased by $0.19 per share for the nine months ended September 30, 2006.

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



NOTE 4 - ACCOUNTS RECEIVABLE


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
                                                                     ==========



NOTE 5 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of September 30, 2006, determined on a first in first out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all inventory at September 30, 2006 is treated as finished goods inventory.

Finished Goods Inventory at September 30, 2006                       $ 357,092
Less: obsolescence reserve                                             295,730
                                                                     ----------
                                                                     $  61,362
                                                                     ==========


NOTE 6 - PROPERTY AND EQUIPMENT


Property and equipment at September 30, 2006, consists of the following:

                  Computer equipment and related software             $ 416,200
                  Office furniture and equipment                         17,926
                  Leasehold improvements                                 84,849
                  Machinery and equipment                                82,603
                  Construction in Progress                              558,711


                  Less accumulated depreciation and amortization       (294,267)
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


NOTE 8 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the nine months ended September 30, 2006 consisted of the following:

Professional fees           $ 239,331
Rent                          102,126
Product development           177,364
Salary expense                639,729
Employee stock option expense 365,309
Inventory reserve expense     117,489
Pre-opening expenses           89,767
Other                         315,599
                            ----------
                            $2,046,714
                            ==========

The major components of selling, general and administrative expenses for the nine months ended September 30, 2005 consisted of the following:

Financial consulting         $958,346
Professional fees             271,138
Rent                           85,605
Engineering consulting         86,593
Salary expense                407,251
Employee stock option expense  76,000
Inventory reserve expense      85,797
Other                         282,969
                            ----------
                            $2,253,699
                            ==========

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

In connection with a private placement of our equity securities completed on September 18, 2006, the Company converted $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. The warrants issued as part of conversion are on the same terms as to the other investors. There is no gain or loss recognized on conversion of debt as the Company issued shares at the fair market value equivalent to the amount of debt.

During the nine month period ended September 30, 2006, we accrued $13,861 in interest on amounts due to related parties and paid $11,162 in interest on amounts due to related parties.


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


NOTE 11 - EQUITY

Common Stock

During the nine-month period ended September 30, 2006, the Company:

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


On March 3, 2006, sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants issued to the investors of $500,444 was recognized as an expense with a corresponding amount booked as a short term liability. The fair value of the warrants issued to the placement agent of $90,080 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital;

On May 9, 2006 and June 12, 2006, sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock at $0.345 per share. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. The fair value of the warrants was recognized as an expense with a corresponding amount booked as a short term warrant liability. The shares of common stock issued to these investors are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006; and

On September 18, 2006, completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the investors in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. The fair value of the warrants of $2,630,405 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The fair value of the warrants was recognized as an expense with a corresponding amount booked as a short term warrant liability. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

A provision in the Securities Purchase Agreements governing the Company's sales of common stock and warrants on March 3, 2006, May 9, 2006, June 12, 2006 and September 18, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants sold as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). The investors in the March 3, 2006 transaction have waived this liquidated damages provision for an additional three-month period, as it relates to the registration statement becoming effective by September 3, 2006.

Shares to be Issued

At September 30, 2006, Shares to be Issued consisted of:

    o 204,786 shares valued at $70,431 to be issued for consulting services rendered during 2006.

    o 27,442 shares valued at $20,143 remaining unissued in connection with the Company's capital raising transactions in 2004. These shares remained unissued at September 30, 2006 for ministerial reasons.

NOTE 12 - STOCK OPTIONS AND WARRANTS


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


Following is a summary of the stock option activity for the nine months ended September 30, 2006:

                                                                                    Weighted
                                                                                    Average
                                                                      Options       Exercise      Aggregate
                                                                    outstanding      Price     Intrinsic Value
                                                                  -------------   -----------  ---------------
                Outstanding, December 31, 2005                       2,400,411       $0.88       $ 1,454,081
                Granted                                              1,845,000       $0.52
                Forfeited                                              435,679       $1.05
                Exercised                                              100,000       $0.36       $  (102,000)
                                                                  ------------
                Outstanding, September 30, 2006                      3,709,732       $0.69       $(2,705,146)
                Exercisable, September 30, 2006                        961,169       $1.05       $  (354,934)


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


During the nine months ended September 30, 2006 we received $36,000 from the exercise of 100,000 stock options at an exercise price of $0.36 per share.

The total weighted-average remaining contractual term of the options outstanding at September 30, 2006 is 9.1 years.

The total weighted-average remaining contractual term of the options exercisable at September 30, 2006 is 8.23 years.

The Company recognized expense of $365,309 for the fair value of the options vested during the nine months ended September 30, 2006.

The total compensation expense not yet recognized relating to unvested options at September 30, 2006 is $1,385,862 and the weighted average period over which this expense will be recognized is 2.4 years.


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



During the nine month period ended September 30, 2006, the Company issued:

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

54,167 immediately-exercisable, three-year warrants to 2 investors at an exercise price of $0.345. The fair value of the warrants of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%; and

2,719,104 immediately-exercisable, three-year warrants to 51 investors at an exercise price of $0.345. The fair value of the warrants of $2,630,405 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%.

A provision in the Securities Purchase Agreements governing these transactions requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision. In accordance with EITF 00-19, the Company recognized expense of $3,139,769 for the fair value of the warrants issued to the investors in these transactions and recorded a short term warrant liability of $3,139,769 on the September 30, 2006 balance sheet to reflect its obligations in respect of the registration of the investor warrants. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 (along with the placement agent's commission and expenses) was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

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

The Company recognized interest expense for the nine months ended September 30, 2006 of $16,828 in respect of the 100,000 warrants issued to Bradley Rotter discussed above. In addition, the Company recognized $3,139,769 of expense in the statement of operations relating to the financing warrants issued during the period.


Following is a summary of the status of warrants outstanding at September 30, 2006:

                         Outstanding Warrants
                         --------------------

                                         Average
     Exercise                           Remaining
       Price           Number        Contractual Life      Exercisable
     --------          ------        ----------------      -----------

      $0.345         5,823,271            2.68             5,823,271

       $1.50           533,458            3.62               533,458

       $1.58            22,180            1.29                22,180

       $1.75            85,000            3.00                85,000

       $2.00           245,000            2.55               245,000

       $2.37           234,995            0.48               234,995

       $3.50           890,988            3.00               890,988

       $5.00            50,000            2.50                50,000

       $7.00            50,000            2.50                50,000

       $9.00            50,000            2.50                50,000

                     7,984,892                             7,984,892

NOTE 13 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


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


In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.


In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:


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


Total rent expense for the nine months ended September 30, 2006 is $102,000. Total rent expense for the nine months ended September 30, 2005 as $85,605.

Effective September 15, 2006, we entered into a license agreement with SNAP Leisure LLC, a company owned and operated by our former Vice President of Marketing. Pursuant to this agreement, we licensed our SNAP intellectual property, including the games featured on SNAP in the form they currently run on SNAP (we have made significant enhancements to our games for display in our restaurant and SNAP Leisure LLC has no right to those enhancements or any future enhancements or new games we develop), to SNAP Leisure LLC for use in the "pay to play" amusements market worldwide (the "pay to play" amusements market is generally considered to be the coin operated video game machine market). The agreement provides that we are to receive royalties calculated per SNAP machine sold ($200 royalty per machine for the first 300 machines sold; $80 per machine royalty for the next 700 machines sold; and $50 per machine royalty for any additional machines sold thereafter). The agreement further provides that SNAP Leisure LLC cannot affix the name "uWink" to any new product sold under the license following the first anniversary of the agreement and must remove all references to uWink from all products sold under the agreement within a 5 year period. We have no obligation to provide any support or software maintenance, upgrades or enhancements under this agreement.

NOTE 15 - SUBSEQUENT EVENTS


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


In 2005, we made a strategic decision to reposition the Company as an entertainment restaurant company. Given our perception of the market opportunity in combining dining with short form, social video gaming/entertainment and our management team's experience in the digital entertainment and restaurant industries (our CEO, Nolan Bushnell, founded both Atari and Chuck E. Cheese and our Director of Restaurant Operations, John Kaufman, is the former Vice President of Operations for California Pizza Kitchen), we determined that the restaurant project is the most cost effective way to monetize our investment in technology.

As a result, we are winding down our SNAP! and Bear Shop manufacturing and sales operations and we have decided not to enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to reduce staff and liquidate inventory and product-related receivables. We are seeking to license our SNAP! and the Bear Shop intellectual property to 3rd party manufacturers in exchange for licensing fees. Effective September 15, 2006, we entered into a license agreement with SNAP Leisure LLC, a company owned and operated by our former Vice President of Marketing. Pursuant to this agreement, we licensed our SNAP intellectual property, including the games featured on SNAP in the form they currently run on SNAP (we have made significant enhancements to our games for display in our restaurant and SNAP Leisure LLC has no right to those enhancements or any future enhancements or new games we develop), to SNAP Leisure LLC for use in the "pay to play" amusements market worldwide (the "pay to play" amusements market is generally considered to be the coin operated video game machine market). The agreement provides that we are to receive royalties calculated per SNAP machine sold ($200 royalty per machine for the first 300 machines sold; $80 per machine royalty for the next 700 machines sold; and $50 per machine royalty for any additional machines sold thereafter). The agreement further provides that SNAP Leisure LLC cannot affix the name "uWink" to any new product sold under the license following the first anniversary of the agreement and must remove all references to uWink from all products sold under the agreement within a 5 year period. We have no obligation to provide any support or software maintenance, upgrades or enhancements under this agreement. We are currently in discussions with a party regarding the licensing of our Bear Shop intellectual property but, as of the date of this report, we have not entered into any definitive agreement for the licensing of Bear Shop.

Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop an interactive entertainment restaurant concept, called uWink. The uWink restaurant concept is designed to allow customers to order food, drinks, and games/media via touch screens at the table. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We opened our first uWink restaurant in the Los Angeles, California area on October 16, 2006. As of September 30, 2006, we have not yet generated any revenue from the uWink restaurant concept.


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

We opened our first restaurant in Woodland Hills, California (Los Angeles area) at the Westfield Promenade Shopping Center on October 16, 2006. This location is approximately 5,300 square feet and has seating for approximately 160 guests, excluding patio seats. We have secured an approximately 10 year lease on this location.

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


We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 2 to 3 months because we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.


BASIS OF PRESENTATION


The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $5,271,537 for the nine months ended September 30, 2006, and as of September 30, 2006, we had an accumulated deficit of $30,041,078. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.


Net sales for the nine months ended September 30, 2006 decreased by $431,428 (75%) from $577,199 for the nine months ended September 30, 2005 to $145,771 for the nine months ended September 30, 2006. The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition the Company as an entertainment restaurant company. The revenue generated during the first nine month of 2006 is largely attributable to the liquidation of part of our remaining SNAP! and Bear Shop inventories. There was no revenue associated with our entertainment restaurant operations for the nine months ended September 30, 2006. In addition, we generated licensing revenue of $37,600 (25.7% of total revenue) in the first nine months of 2006, as compared to $75,000 (13% of total revenue) for the first nine months of 2005. In 2005, we generated $100,000 from the licensing of some of our games to Bluetorch Games. This license had a one year term and, accordingly, we recorded licensing revenue of $25,000 per quarter in 2005. In 2006, we generated $21,600 in licensing fees from the sale of SNAP machines by SNAP Leisure LLC under our license agreement with SNAP Leisure and $16,000 in licensing fees for some of our games from Mondobox LLC.


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


Total other expense for the nine months ended September 30, 2006 increased by $3,068,456 (1982%) from $154,766 for the nine months ended September 30, 2005 to $3,223,222 for the nine months ended September 30, 2006. This increase was primarily attributable to $3,139,769 of expense relating to the issuance of financing warrants in the first three quarters of 2006, partially offset by an approximately $73,000 reduction in interest expense from $127,203 for the first nine months of 2005 to $53,788 for the first nine months of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans. In addition, on April 19, 2006, we issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

As a result, our net loss for the nine months ended September 30, 2006 increased by $2,878,093 (120%) to $5,271,537, from a net loss of $2,393,444 for the nine months ended September 30, 2005.


LIQUIDITY AND CASH RESOURCES


As of September 30, 2006, our cash position was $876,569 and we had negative working capital of $3,920,888. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.


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

On June 15, 2006, we entered into an amended promissory note with Elite Cabinet Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%. We are required to pay $300 per month on this note from June 15, 2006 to January 15, 2007 at which time the entire unpaid balance plus accrued interest is due and payable. As of September 30, 2006, we have repaid $1,200 of this note, such that the amount remaining outstanding at September 30, 2006 is $8,977.

In connection with a private placement of our equity securities completed on September 18, 2006, we converted $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share.

As of the date of this report, we are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

As of the date of this report, we do not have any definitive plans to undertake any material commitments for capital expenditures. In order for us to open additional company-owned restaurants in furtherance of our growth plans, we will, in all likelihood, need to raise additional capital. As of the date of this prospectus, we do not have any commitments for equity or debt financing.

We expect that we can currently satisfy our cash requirements for the next 2 to 3 months. We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 2 to 3 months because we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses and growth; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.


CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of September 30, 2006 was $876,569.


During the nine months ended September 30, 2006, net cash used in operations was $889,485, as compared to using cash of $478,112 for the nine months ended September 30, 2005.

Our net loss for the nine months ended September 30, 2006 was $5,271,537, but, due to a number of non-cash transactions reflected largely in our selling, general and administrative and other expenses, we used $889,485 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $443,000; cash payments to outside engineering contractors of approximately $150,000; cash rent expense of approximately $102,000; $90,000 of non-salary "pre-opening" expenses for first restaurant; and approximately $120,000 of outside auditor, legal counsel and SEC filing fees. The major source of operating cash during the period was the sale of inventory valued at approximately $115,000. The non-cash transactions that reduced cash used in operations relative to our net loss included: $3,139,769 of non-cash expense related to the expensing of the fair value of financing warrants issued in the first three quarters of 2006; $365,309 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $66,000 of uncollectible inventory deposits, the use of $217,462 worth of shares of common stock to pay for services rendered to the Company; and an increase in our accounts payable of $219,468.

Our net loss for the nine months ended September 30, 2005 was $2,393,444 but, due to a number of non-cash transactions reflected largely in our selling, general and administrative expenses, we used $478,112 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $407,000; cash rent expense of approximately $85,000; cash payments to outside engineering consultants of approximately $86,000; and net additions to inventory of approximately $106,000 (the gross reduction in inventory amounted to $355,885, offset by a non-cash reduction in gross inventory of $461,941 resulting from the write down of inventory previously reserved for). The major source of cash during the period was the net cash collection of $151,392 of accounts receivable (gross accounts receivable were reduced by $476,569, $325,177 of this reduction was non-cash: $150,000 resulted from the reversal of a $150,000 provision for sales returns booked in 2004 and $175,177 resulted from the write down of gross accounts receivable previously reserved for). The non-cash transactions that reduced cash used in operations relative to our net loss included: $76,000 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $267,000 of inventory deposits ($250,000 upon receipt and concurrent sale of the related inventory items and $17,000 as uncollectible), the use of $1,152,340 worth of shares of common stock to pay for services rendered to the Company; and an increase in our accounts payable of $76,719.

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

During the nine months ended September 30, 2006, our financing activities provided cash in the amount of $2,657,043 as compared to using cash of $190,643 for the nine months ended September 30, 2005. The increase is primarily due to a $2,567,600 increase in net proceeds from the issuance of common stock in 2006 as compared to 2005, and lower levels of debt repayment in the first nine months of 2006, as compared to the first nine months of 2005. In the first nine months of 2006, we repaid $178,959 of loans to unrelated parties and made net repayment of $100,000 on amounts due to related parties. In the first nine months of 2005, we repaid $615,000 borrowed in 2004 relating to our pursuit of the assets of Sega Gameworks out of bankruptcy (partially offset by borrowing an additional $100,000 in September 2005) and made net repayment of $44,045 on amounts due to related parties.

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

Revenue Recognition


The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

PART II.   OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


During the nine months ended September 30, 2006, we sold or issued unregistered shares of our equity securities in the following transactions:

On January 10, 2006, we issued 500,012 shares of common stock valued at $150,003 to 4 accredited, individual investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

On March 3, 2006, we sold 5,000,000 shares of common stock to 22 investors (one accredited institutional investor and 21 accredited, individual investors) for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

On September 18, 2006, we completed the sale of a total of 5,001,333 shares of common stock to 51 accredited, individual investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the investors in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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