Form 10QSB/A
period 2006-06-30
uWink, Inc.
filed 2007-01-19
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 2

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

The number of shares of common stock outstanding as of December 31, 2006 was 25,179,215.

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

In our unaudited quarterly financial statements for 2006 as originally filed we had, in consultation with our external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In letters to us dated November 9, 2006 and January 5, 2007, the Securities and Exchange Commission raised questions as to our interpretation of EITF 00-19 as it relates to our accounting treatment of financing warrants issued during 2006. In consultation with our external auditors, on December 1, 2006 our Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and six months ended June 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at June 30, 2006. Furthermore, on January 17, 2007, our Chief Executive Officer and Chief Financial Officer determined, in consultation with our external auditors, to further amend and restate the financial statements and information for the three and six months ended June 30, 2006 to reflect the change in the fair value of the warrant liability as of June 30, 2006.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                  JUNE 30
                                                                                   2006
                                                                                (RESTATED)
                                                                               -------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $     510,632
     Account receivable, net of allowance for doubtful accounts of $62,873            22,780
     Inventory, net of obsolescence reserve of $296,688                               64,781
     Prepaid expenses and other current assets                                        53,609
                                                                               -------------
TOTAL CURRENT ASSETS                                                                 651,802
                                                                               -------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $291,696                                                       209,986
                                                                               -------------
                                                                               $     861,788
                                                                               =============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                          $     956,206
     Accrued expenses                                                                165,891
     Accrued payroll and related benefits                                            215,661
     Due to related parties                                                          223,000
     Notes Payable                                                                    91,721
     Advances from customers                                                          24,980
     Warrant Liability                                                               345,684
                                                                               -------------
TOTAL CURRENT LIABILITIES                                                          2,023,143
                                                                               -------------

     Convertible note payable, net of discount of $11,667                             88,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 18,608,086 shares issued and outstanding                          18,613
     Additional paid-in capital                                                   25,062,981
     Accumulated deficit                                                         (26,383,926)
     Shares to be issued                                                              52,644
                                                                               -------------
TOTAL STOCKHOLDERS' DEFICIT                                                       (1,249,688)
                                                                               -------------
                                                                               $     861,788
                                                                               =============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                 UWINK, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED              SIX MONTH PERIODS ENDED
                                                      --------------------------------      --------------------------------
                                                                   JUNE 30                              JUNE 30
                                                          2006                2005              2006              2005
                                                       (RESTATED)         (RESTATED)         (RESTATED)          (RESTATED)
                                                      -------------      -------------      -------------      -------------

NET SALES                                             $      59,683      $     311,585      $     110,052      $     653,489

COST OF SALES                                               107,955            236,205            142,123            423,498
                                                      -------------      -------------      -------------      -------------
GROSS PROFIT (LOSS)                                         (48,272)            75,380            (32,071)           229,991
                                                      -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Selling, general and administrative expenses           791,058            776,433          1,182,869          1,904,330
     Research and development                                    --              4,651                 --              5,408
                                                      -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                    791,058            781,084          1,182,869          1,909,738
                                                      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                       (839,331)          (705,704)        (1,214,940)        (1,679,747)
                                                      -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Other income                                             8,089                177             10,306                444
     Beneficial conversion of debt                           (2,500)           (10,066)           (25,000)           (20,132)
     Gain on settlement of debt                               2,700                529              3,376             10,256
     Interest expense                                       (32,301)           (23,759)           (42,442)           (94,159)
     Fair value of warrant liability                        154,760                 --           (345,684)                --
                                                      -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                                130,748            (33,120)          (399,444)          (103,591)
                                                      -------------      -------------      -------------      -------------

NET LOSS                                              $    (708,583)     $    (738,823)     $  (1,614,384)     $  (1,783,339)
                                                      =============      =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $       (0.04)     $       (0.06)     $       (0.10)     $       (0.16)
                                                      =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                       18,232,187         11,737,026         15,432,900         11,329,658
                                                      =============      =============      =============      =============


                                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                      UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                           SIX MONTH PERIODS ENDED
                                                                      --------------------------------
                                                                                  JUNE 30
                                                                          2006                2005
                                                                      (RESTATED)           (RESTATED)
                                                                      -------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                          $  (1,614,384)     $  (1,783,339)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable            25,000             20,132
        Nominal Stock Option Expense                                        231,957             50,666
        Depreciation and amortization expense                                 5,234             63,573
        Bad debt allowance                                                  (13,120)           248,444
        Issuance of warrants for interest expense                            16,828                 --
        Issuance of common stock for services                                84,076          1,030,300
        Issuance of common stock for accrued interest                            --             42,500
        Inventory obsolescence reserve                                       79,233             62,437
        Provision for sales returns                                              --           (150,000)
        Gain on forgiveness of debt                                          (3,376)           (10,256)
        Fair value of warrant liability                                     345,684                 --
      Changes in operating assets and liabilities:
        Accounts receivable                                                  (9,660)           (65,058)
        Inventory                                                           111,331             (1,747)
        Deposits - inventory                                                 66,398            245,165
        Prepaid expenses and other current assets                           (12,427)             3,615
        Accounts payable                                                     57,092             44,240
        Accrued expenses                                                    (13,869)           (31,253)
        Accrued payroll and related benefits                                123,415            (57,400)
        Advances from Customers                                                  --            (25,020)
                                                                      -------------      -------------
      Net cash used in operating activities                                (520,588)          (313,001)
                                                                      -------------      -------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                   (196,141)              (800)
        Deposits - Gameworks                                                                   615,000
                                                                      -------------      -------------
      Net cash provided by (used in) investing activities                  (196,141)           614,200
                                                                      -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from debt                                                       --                 --
        Debt repayment                                                     (150,000)          (615,000)
        Proceeds from advances from related parties                           3,000             89,500
        Repayment of advances from related parties                         (100,000)          (143,500)
        Proceeds from issuance of common stock                            1,532,500            368,402
        (Payment) of offering costs                                         (81,898)                --
                                                                      -------------      -------------
      Net cash provided by (used in) financing activities                 1,203,602           (300,598)
                                                                      -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   486,873                601

CASH AND CASH EQUIVALENTS, Beginning of period                               23,759             57,342
                                                                      -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                              $     510,632      $      57,943
                                                                      =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $      11,162      $          --
                                                                      =============      =============
    Income taxes paid                                                 $          --      $          --
                                                                      =============      =============
    Conversion of debt into common stock                              $          --      $     192,500
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,614,384 for the six months ended June 30, 2006, and as of June 30, 2006, the Company had an accumulated deficit of $26,383,926. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 2 - RESTATEMENT

In our unaudited quarterly financial statements for 2006 as originally filed the Company had, in consultation with its external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In letters to the Company dated November 9, 2006 and January 5, 2007, the Securities and Exchange Commission raised questions as to the Company's interpretation of EITF 00-19 as it relates to the accounting treatment of financing warrants issued during 2006. In consultation with its external auditors, on December 1, 2006 the Company's Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and six months ended June 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at June 30, 2006. Furthermore, on January 17, 2007, the Company's Chief Executive Officer and Chief Financial Officer determined, in consultation with its external auditors, to further amend and restate the financial statements and information for the three and six months ended June 30, 2006 to reflect the change in the fair value of the warrant liability as of June 30, 2006.

As originally filed, the $509,364 fair value (as calculated as of the issuance dates) of certain warrants issued during the six months ended June 30, 2006 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

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

The fair value of the warrants issued to the investors in these transactions, as calculated as of June 30, 2006, was $345,684. In accordance with EITF 00-19, the Company has determined to amend and restate the financial statements for the three and six months ended June 30, 2006 to recognize expense of $345,684 for the fair value, as calculated as of June 30, 2006, of the warrants issued to the investors in these transactions and to record a corresponding short term warrant liability of $345,684 on the June 30, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on the Company's previously issued financial statements for the six months ended June 30, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

Balance sheet at June 30, 2006:

                                                                   Previously           Increase
                                                                     Reported           (Decrease)         Restated

CURRENT LIABILITIES
Warrant Liability                                                            -            345,684           345,684
TOTAL CURRENT LIABILITIES                                            1,677,459            345,684         2,023,143

STOCKHOLDERS' EQUITY
Accumulated deficit                                                (26,038,241)          (345,684)      (26,383,926)
TOTAL STOCKHOLDERS' DEFICIT                                           (904,004)          (345,684)       (1,249,688)



Statement of operations for the six months ended June 30, 2006:

                                                                    Previously           Increase
                                                                     Reported           (Decrease)         Restated

OTHER INCOME (EXPENSE)
Fair value of warrant liability                                              -           (345,684)         (345,684)
TOTAL OTHER INCOME (EXPENSE)                                           (53,760)          (345,684)         (399,444)
NET LOSS                                                            (1,268,700)          (345,684)       (1,614,384)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                              (0.08)             (0.02)            (0.10)



Statement of cash flows for the six months ended June 30, 2006:

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                            (1,268,700)          (345,684)       (1,614,384)

Adjustment to reconcile net loss to net cash
used in operating activities:
Fair value of warrant liability                                              -            345,684           345,684

The net effect of the restatement is an increase of $345,684 in total other expense for the six months ended June 30, 2006 and an increase of $345,684 in net loss for the six months ended June 30, 2006. As a result, basic and diluted net loss per share increased by $0.02 per share for the six months ended June 30, 2006.

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

On March 3, 2006, sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 was calculated (as of the issuance date) using the Black Scholes option pricing model using the following assumptions: stock price of $0.30, risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the 2,500,000 warrants issued to the investors of $500,444 was recognized as an expense in the March 31, 2006 statement of operations with a corresponding amount booked as short term warrant liability on the March 31, 2006 balance sheet. The fair value of the warrants issued to the placement agent of $90,080 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital as of March 31, 2006. In accordance with EITF 00-19, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately.

As of June 30, 2006, the fair value of the warrant liability relating to the 2,500,000 warrants issued to the investors was $338,010, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company reduced the short term warrant liability relating to these warrants as of June 30, 2006 by $162,424 to reflect the fair value as of June 30, 2006 and recognized fair value of warrant liability income (other income) of $162,434 in the statement of operations for the six months ended June 30, 2006;

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

issued 33,333 shares of common stock valued at $10,000, based on the closing price of our common stock on the date of the agreement, to Cody Management in exchange for financial consulting services rendered; and

On May 9, 2006 and June 12, 2006, sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock at $0.345 per share. The fair value of the warrants of $8,920 (calculated as of the issuance date) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.30 for the May 9 warrants and $0.28 for the June 12 warrants, risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. As of June 30, 2006, the fair value of these warrants was $7,674, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 3 years and dividend yield of 0%. The fair value of these warrants of $7,674, as calculated as of June 30, 2006, was recognized as a fair value of warrant liability expense (other expense) with a corresponding amount booked as a short term warrant liability. The shares of common stock issued to these investors are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006.

A provision in the Securities Purchase Agreements governing the Company's sales of common stock and warrants on March 3, 2006, May 9, 2006, and June 12, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants sold as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). Because the warrants are subject to registration rights with liquidated damages for failure to register, under EITF 00-19, the fair value of the warrants is accounted for as a liability and, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately.

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

During the six month period ended June 30, 2006, the Company issued:

2,500,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to 22 investors and 450,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to a placement agent. The fair value of the warrants (calculated as of the March 3, 2006 issuance date) of $590,524 was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.30, risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%; and

54,167 immediately-exercisable, three-year warrants to 2 investors at an exercise price of $0.345. The fair value of the warrants (calculated as of the May 9, 2006 and June 12, 2006 issuance dates) of $8,920 was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.30 for the May 9 warrants and $0.28 for the June 12 warrants, risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%.

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

Because the warrants are subject to registration rights with liquidated damages for failure to register, under EITF 00-19, the fair value of the warrants is accounted for as a liability and, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately.

In accordance with EITF 00-19, the $500,444 fair value of the 2,500,000 warrants issued to the investors on March 3, 2006 was recognized as an expense in the March 31, 2006 statement of operations with a corresponding amount booked as short term warrant liability on the March 31, 2006 balance sheet. As of June 30, 2006, the fair value of the warrant liability relating to the 2,500,000 warrants issued to the investors was $338,010, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company reduced the short term warrant liability relating to these warrants as of June 30, 2006 by $162,424 to reflect the fair value at June 30, 2006 and recognized fair value of warrant liability income (other income) of $162,434 in the statement of operations for the six months ended June 30, 2006. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 (along with the placement agent's commission and expenses) was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

As of June 30, 2006, the fair value of the 54,167 warrants issued in May and June 2006 was $7,674, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 3 years and dividend yield of 0%. The fair value of these warrants of $7,674, as calculated as of June 30, 2006, was recognized as fair value of warrant liability expense (other expense) in the statement of operations for the six month ended June 30, 2006, with a corresponding amount booked as a short term warrant liability as of June 30, 2006.

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

During the six months ended June 30, 2006, the Company recognized $16,828 of interest expense in the statement of operations relating to the warrants issued to Mr. Rotter described above. In addition, the Company recognized $345,684 of expense in the statement of operations relating to the financing warrants issued during the period.

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

On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. William Hines in respect of the $100,000 Convertible Promissory Note, dated September 8, 2005 and due September 8, 2007, from the Company to Dr. Hines (the "Hines Note"). Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the Hines Note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the Hines Note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. While the Hines Note was not yet due, we believed it advantageous to the Company to remove the Hines Note from the balance sheet, particularly because the Hines Note was secured by assets of the Company. As such, we agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the Hines Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the Hines Note.

On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Bradley Rotter, a member of our board of directors, in respect of the $100,000 Convertible Promissory Note, dated April 19, 2006 and due October 19, 2006, from the Company to Mr. Rotter (the "Rotter Note"). Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the Rotter Note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the Rotter Note, Mr. Rotter is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, we agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the Rotter Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the Rotter Note.

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

BASIS OF PRESENTATION


The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,614,384 for the six months ended June 30, 2006, and as of June 30, 2006, we had an accumulated deficit of $26,383,926. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Total other expense (excluding nominal stock option expense) for the six months ended June 30, 2006 increased by $295,853 (286%) from $103,591 for the six months ended June 30, 2005 to $399,444 for the six months ended June 30, 2006. This increase was primarily attributable to $345,684 of expense relating to the issuance of financing warrants in the first two quarters of 2006, partially offset by an approximately $52,000 reduction in interest expense from $94,159 for the first six months of 2005 to $42,442 for the first six months of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans.

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


As a result, our net loss for the six months ended June 30, 2006 was reduced by $168,955 (9.5%) to $1,614,384, from a net loss of $1,783,339 for the six months ended June 30, 2005.


LIQUIDITY AND CASH RESOURCES


As of June 30, 2006, our cash position was $510,632 and we had negative working capital of $1,371,341. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.


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

Our major uses of cash in operations in the first six months of 2006 were to pay cash employee compensation of approximately $341,163 and cash rent expense of approximately $84,681. Our major source of operating cash during the first six months of 2006 was the sale of $111,331 worth of inventory. The non-cash transactions that reduced cash used in operations relative to our net loss included: $345,684 of non-cash expense related to the expensing of the fair value of financing warrants issued in the first two quarters of 2006; $231,957 of non-cash expense relating to employee stock options; an increase in our accrued payroll of $123,415; and the write off to cost of goods sold of $66,398 of uncollectible advances to suppliers.

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


January 18, 2007

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