Form 10QSB/A
period 2006-09-30
uWink, Inc.
filed 2007-01-19
CIK 1108699

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

In our unaudited quarterly financial statements for 2006 as originally filed we had, in consultation with our external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In letters to us dated November 9, 2006 and January 5, 2007, the Securities and Exchange Commission raised questions as to our interpretation of EITF 00-19 as it relates to our accounting treatment of financing warrants issued during 2006. In consultation with our external auditors, on December 1, 2006 our Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and nine months ended September 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at September 30, 2006. Furthermore, on January 17, 2007, our Chief Executive Officer and Chief Financial Officer determined, in consultation with our external auditors, to further amend and restate the financial statements and information for the three and nine months ended September 30, 2006 to reflect the change in the fair value of the warrant liability as of September 30, 2006.

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

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2006 (unaudited)    2

           Consolidated Statements of Operations for the three and nine
           month periods ended September 30, 2006 and 2005 (unaudited)        3

           Consolidated Statements of Cash Flows for the three and nine month
           periods ended September 30, 2006 and 2005 (unaudited)              4

           Notes to Consolidated Financial Statements (unaudited)             5

Item 2.    Management's Discussion and Analysis or Plan of Operations        30

Item 3.    Controls and Procedures                                           42

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       43

Item 6.    Exhibits                                                          45

SIGNATURES                                                                   46

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 UWINK, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)


                                                                               SEPTEMBER 30
                                                                                   2006
                                                                                (RESTATED)
                                                                               ------------

                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $    876,569
     Account receivable, net of allowance for doubtful accounts of $72,265            2,281
     Inventory, net of obsolescence reserve of $295,730                              61,362
     Prepaid expenses and other current assets                                       51,687
                                                                               ------------
TOTAL CURRENT ASSETS                                                                991,899
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $294,267                 866,022

INTANGIBLE ASSETS, net of accumulated amortization of $10,000                        50,000

LONG TERM DEPOSIT                                                                     2,300
                                                                               ------------
                                                                               $  1,910,221
                                                                               ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  1,116,084
     Accrued expenses                                                               161,941
     Accrued payroll and related benefits                                           217,317
     Due to related parties                                                         100,000
     Notes Payable                                                                  152,696
     Advances from customers                                                         24,980
     Warrant Liability                                                            6,583,902
                                                                               ------------
TOTAL CURRENT LIABILITIES                                                         8,356,920
                                                                               ------------

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 50,000,000 shares
        authorized; 24,496,207 shares issued and outstanding                         24,496
     Additional paid-in capital                                                  26,974,441
     Accumulated deficit                                                        (33,485,210)
     Shares to be issued                                                             90,574
     Subscriptions Receivable                                                       (51,000)
                                                                               ------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (6,446,699)
                                                                               ------------
                                                                               $  1,910,221
                                                                               ============

                    The accompanying notes are an integral part of these
                        unaudited consolidated financial statements



                                                 UWINK, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                         THREE MONTH PERIODS ENDED              NINE MONTH PERIODS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                          2006               2005               2006               2005
                                                        (RESTATED)         (RESTATED)        (RESTATED)          (RESTATED)
                                                      -------------      -------------      -------------      -------------

NET SALES                                             $      35,720      $     (76,290)     $     145,771      $     577,199

COST OF SALES                                                 5,250             52,350            147,373            475,848
                                                      -------------      -------------      -------------      -------------
GROSS PROFIT (LOSS)                                          30,470           (128,640)            (1,601)           101,351
                                                      -------------      -------------      -------------      -------------

OPERATING EXPENSES
     Selling, general and administrative expenses           863,845            343,958          2,046,714          2,253,699
     Research and development                                    --                 --                 --                 --
     Impairment Loss                                             --             86,330                 --             86,330
                                                      -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                    863,845            430,288          2,046,714          2,340,029
                                                      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                       (833,375)          (558,928)        (2,048,315)        (2,238,679)
                                                      -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Other income                                             1,656                 52             11,962                496
     Beneficial conversion of debt                          (22,500)           (10,066)           (47,500)           (30,198)
     Gain on settlement of debt                               2,497                 --              5,873             10,256
     Interest expense                                       (11,347)           (33,044)           (53,788)          (127,203)
     Equipment Stolen                                            --             (8,117)                --             (8,117)
     Fair value of warrant liability                     (6,238,218)                --         (6,583,902)
                                                      -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                             (6,267,912)           (51,175)        (6,667,355)          (154,766)
                                                      -------------      -------------      -------------      -------------


NET LOSS                                              $  (7,101,287)     $    (610,103)     $  (8,715,670)     $  (2,393,444)
                                                      =============      =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC & DILUTED           $       (0.38)     $       (0.05)     $       (0.53)     $       (0.21)
                                                      =============      =============      =============      =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                       18,845,519         12,398,544         16,582,185         11,460,592
                                                      =============      =============      =============      =============


              The accompanying notes are an integral part of these unaudited consolidated financial statements



                                    UWINK, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                        NINE MONTH PERIODS ENDED
                                                                              SEPTEMBER 30
                                                                          2006             2005
                                                                       (RESTATED)       (RESTATED)
                                                                      -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                          $(8,715,670)     $(2,393,444)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization of debt discount on convertible note payable          47,500           30,198
        Nominal Stock Option Expense                                      365,309           76,000
        Depreciation and amortization expense                              17,805           94,131
        Impairment Loss                                                        --           94,447
        Bad debt allowance                                                 (3,728)         (38,237)
        Issuance of warrants for debt                                      16,828               --
        Issuance of common stock for services                             217,642        1,152,340
        Issuance of common stock for accrued interest                       8,063           42,500
        Inventory obsolescence reserve                                     78,275         (281,853)
        Provision for sales returns                                            --         (150,000)
        Gain on forgiveness of debt                                        (5,873)         (10,256)
        Fair value of warrant liability                                 6,583,902               --
      Changes in operating assets and liabilities:
        Accounts receivable                                                 1,448          476,569
        Inventory                                                         115,708          355,885
        Deposits                                                           66,398          267,768
        Prepaid expenses and other current assets                         (12,805)           1,275
        Accounts payable                                                  219,468           76,719
        Accrued expenses                                                  (14,826)          (5,917)
        Accrued payroll and related benefits                              125,071          (66,215)
        Advances from Customers                                                --          (50,020)
        Provision for sales returns                                            --         (150,000)
                                                                      -----------      -----------
      Net cash used in operating activities                              (889,485)        (478,112)
                                                                      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Payment for property and equipment                                 (914,747)          (2,650)
        Deposits - Gameworks                                                   --          615,000
                                                                      -----------      -----------
      Net cash provided by (used in) investing activities                (914,747)         612,350
                                                                      -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
        Proceeds from debt                                                     --          100,000
        Debt repayment                                                   (178,959)        (615,000)
        Proceeds from advances from related parties                            --          104,955
        Repayments of advances from related parties                      (100,000)        (149,000)
        Proceeds from issuance of common stock                          2,936,002          368,402
                                                                      -----------      -----------
      Net cash provided by (used in) financing activities               2,657,043         (190,643)
                                                                      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 852,811          (56,405)

CASH AND CASH EQUIVALENTS, Beginning of period                             23,759           57,342
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                              $   876,569      $       937
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                     $     3,049      $        --
                                                                      ===========      ===========
    Income taxes paid                                                 $        --      $        --
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Conversion of debt into common stock                              $   123,000      $   192,500
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


The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $8,715,670 for the nine months ended September 30, 2006, and as of September 30, 2006, the Company had an accumulated deficit of $33,485,210. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - RESTATEMENT


In our unaudited quarterly financial statements for 2006 as originally filed the Company had, in consultation with its external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In letters to the Company dated November 9, 2006 and January 5, 2007, the Securities and Exchange Commission raised questions as to the Company's interpretation of EITF 00-19 as it relates to the accounting treatment of financing warrants issued during 2006. In consultation with its external auditors, on December 1, 2006 the Company's Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and nine months ended September 30, 2006 to recognize expense for the fair value of the financing warrants issued during 2006 and to book a corresponding amount as short term warrant liability on the balance sheet at September 30, 2006. Furthermore, on January 17, 2007, the Company's Chief Executive Officer and Chief Financial Officer determined, in consultation with its external auditors, to further amend and restate the financial statements and information for the three and nine months ended September 30, 2006 to reflect the change in the fair value of the warrant liability as of September 30, 2006.

As originally filed, the $3,139,769 fair value (as calculated as of the issuance dates) of certain warrants issued during the nine months ended September 30, 2006 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

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

The fair value of the warrants issued to the investors in these transactions, as calculated as of September 30, 2006, was $6,583,902. In accordance with EITF 00-19, the Company has determined to amend and restate the financial statements for the three and nine months ended September 30, 2006 to recognize expense of $6,583,902 for the fair value of the warrants, as calculated as of September 30, 2006, issued to the investors in these transactions and to record a corresponding short term warrant liability of $6,583,902 on the September 30, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on the Company's previously issued financial statements for the nine months ended September 30, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

Balance sheet at September 30, 2006:

                                                                                 Previously        Increase
                                                                                  Reported        (Decrease)       Restated

CURRENT LIABILITIES
Warrant Liability                                                                       --        6,583,902        6,583,902
TOTAL CURRENT LIABILITIES                                                        1,773,018        6,583,902        8,356,920

STOCKHOLDERS' EQUITY
Accumulated deficit                                                            (26,901,309)      (6,583,902)     (33,485,210)
TOTAL STOCKHOLDERS' EQUITY                                                         137,202       (6,583,902)      (6,446,699)


Statement of operations for the nine months ended September 30, 2006:


                                                                                 Previously        Increase
                                                                                  Reported        (Decrease)       Restated

OTHER INCOME (EXPENSE)
Fair value of warrant liability                                                         --       (6,583,902)      (6,583,902)
TOTAL OTHER INCOME (EXPENSE)                                                       (83,453)      (6,583,902)      (6,667,355)
NET LOSS                                                                        (2,131,768)      (6,583,902)      (8,715,670)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                                          (0.13)           (0.40)           (0.53)

Statement of cash flows for the nine months ended September 30, 2006:

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                        (2,131,768)      (6,583,902)      (8,715,670)

Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of warrant liability                                                         --        6,583,902        6,583,902


The net effect of the restatement is an increase of $6,583,902 in total other expense for the nine months ended September 30, 2006 and an increase of $6,583,902 in net loss for the nine months ended September 30, 2006. As a result, basic and diluted net loss per share increased by $0.40 per share for the nine months ended September 30, 2006.

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

On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter, in respect of this note. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the note, Mr. Rotter is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, we agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the note.

         2. In accordance with the terms of the note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.

In connection with a private placement of our equity securities completed on September 18, 2006, the Company converted $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. The common stock and warrants issued as part of this conversion are on the same terms as the common stock and warrants issued to the other investors and are subject to the September 18, 2006 Securities Purchase Agreement, including the registration rights provision thereof. As a result, these warrants are included in the calculation of, and accounting for, the short term warrant liability as of September 30, 2006. Because the Company issued securities on conversion of Ms. Bushnell's and Mr. Lindquist's debt that have identical terms to the securities issued to the third party investors for cash in the September 2006 private placement, the securities issued to Ms. Bushnell and Mr. Lindquist represented the market value equivalent of the debt. Therefore, there is no gain or loss recognized on conversion of debt.

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
                                                                                        =========


On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. William Hines, the holder of this note. Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. While the note was not yet due, we believed it advantageous to the Company to remove the Hines note from the balance sheet, particularly because the Hines note was secured by assets of the Company. As such, we agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the Hines note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the note.

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

On March 3, 2006, sold 5,000,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 2,500,000 shares of common stock priced at $0.345 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 450,000 immediately exercisable, three-year warrants to purchase common stock at $0.345 per share as part of this fee arrangement. The fair value of the warrants of $590,524 (as calculated as of the issuance date) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.30, risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants issued to the investors of $500,444 (as calculated as of the issuance date) was recognized as an expense at March 31, 2006 with a corresponding amount booked as a short term liability. The fair value of the warrants issued to the placement agent of $90,080 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In accordance with EITF 00-19, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately.

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

As of September 30, 2006, the fair value of the warrant liability relating to the 2,500,000 warrants issued to the investors was $3,104,000, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.42, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.5 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $2,765,990 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $2,765,990 in the statement of operations for the nine months ended September 30, 2006;

On May 9, 2006 and June 12, 2006, sold a total of 108,333 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately exercisable, three-year warrants to purchase an aggregate of 54,167 shares of common stock at $0.345 per share. The fair value of the warrants of $8,920 (as calculated as of the issuance dates) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.30 for the May 9 warrants and $0.28 for the June 12 warrants, risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. As of June 30, 2006, the fair value of these warrants was $7,674, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 3 years and dividend yield of 0%. The fair value of these warrants of $7,674, as calculated as of June 30, 2006, was recognized as a fair value of warrant liability expense (other expense) with a corresponding amount booked as a short term warrant liability as of June 30, 2006. The shares of common stock issued to these investors are reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006.

As of September 30, 2006, the fair value of the warrant liability relating to the 54,167 warrants issued to the investors was $67,947, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.42, risk free rate of return of 7.5%, volatility of 123%, expected life of
2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $60,272 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $60,272 in the statement of operations for the nine months ended September 30, 2006; and

On September 18, 2006, completed the sale of a total of 5,001,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 2,500,667 shares of common stock priced at $0.345 per share. In addition, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the investors in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share.

The fair value of the warrants of $2,630,405 (as calculated as of the date of issuance) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.12, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The fair value of these warrants, as calculated as of September 30, 2006, was $3,411,955, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.42, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The September 30, 2006 fair value of the warrants of $3,411,955 was recognized as an expense with a corresponding amount booked as a short term warrant liability. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

A provision in the Securities Purchase Agreements governing the Company's sales of common stock and warrants on March 3, 2006, May 9, 2006, June 12, 2006 and September 18, 2006 requires the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants sold as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). Because the warrants are subject to registration rights with liquidated damages for failure to register, under EITF 00-19, the fair value of the warrants is accounted for as a liability and, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately. On August 25, 2006, the investors in the March 3, 2006 transaction waived this liquidated damages provision for an additional three-month period, as it relates to the registration statement becoming effective by September 3, 2006. On December 3, 2006, the investors in each of the 2006 transactions agreed, without additional consideration, to permanently waive their right to registration of the warrants and shares of common stock underlying the warrants issued in these transactions as well as their right to liquidated damages for our failure to register the shares issued or issuable in these transactions. As a result, the warrant liability will be reclassified to equity as of December 3, 2006.

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


During the nine month period ended September 30, 2006, the Company issued:

on March 3, 2006, 2,500,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to 22 investors and 450,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to a placement agent. The fair value of the warrants of $590,524 was calculated, as of the date of issuance, using the Black Scholes option pricing model using the following assumptions: stock price of $0.30, risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%;

on May 9, 2006 and June 12, 2006, 54,167 immediately-exercisable, three-year warrants to 2 investors at an exercise price of $0.345. The fair value of the warrants of $8,920 was calculated, as of the date of issuance, using the Black Scholes option pricing model using the following assumptions: stock price of $0.30 for the May 9 warrants and $0.28 for the June 12 warrants, risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%; and

on September 18, 2006, 2,719,104 immediately-exercisable, three-year warrants to 51 investors at an exercise price of $0.345. The fair value of the warrants of $2,630,405 was calculated, as of the date of issuance, using the Black Scholes option pricing model using the following assumptions: stock price of $1.12, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%.

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

Because the warrants are subject to registration rights with liquidated damages for failure to register, under EITF 00-19, the fair value of the warrants is accounted for as a liability and, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately. On August 25, 2006, the investors in the March 3, 2006 transaction waived this liquidated damages provision for an additional three-month period, as it relates to the registration statement becoming effective by September 3, 2006. On December 3, 2006, the investors in each of the 2006 transactions agreed, without additional consideration, to permanently waive their right to registration of the warrants and shares of common stock underlying the warrants issued in these transactions as well as their right to liquidated damages for our failure to register the shares issued or issuable in these transactions. As a result, the warrant liability will be reclassified to equity as of December 3, 2006.

In accordance with EITF 00-19, the $500,444 fair value of the 2,500,000 warrants issued to the investors in the March 3, 2006 transaction was recognized as an expense in the March 31, 2006 statement of operations with a corresponding amount booked as short term warrant liability on the March 31, 2006 balance sheet. As of June 30, 2006, the fair value of the warrant liability relating to the 2,500,000 warrants issued to the investors was $338,010, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company reduced the short term warrant liability relating to these warrants as of June 30, 2006 by $162,424 to reflect the fair value at June 30, 2006 and recognized fair value of warrant liability income (other income) of $162,434 in the statement of operations for the six months ended June 30, 2006. As of September 30, 2006, the fair value of the warrant liability relating to the 2,500,000 warrants issued to the investors in the March 3, 2006 transaction was $3,104,000, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.42, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.5 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $2,765,990 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $2,765,990 in the statement of operations for the nine months ended September 30, 2006. Because the warrants issued to the placement agent in the March 3, 2006 transaction are not subject to registration rights/liquidated damages for failure to register, the issuance date fair value of the 450,000 warrants issued to the placement agent of $90,080 (along with the placement agent's commission and expenses) was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

As of June 30, 2006, the fair value of the 54,167 warrants issued in May and June 2006 was $7,674, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $0.28, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 3 years and dividend yield of 0%. The fair value of these warrants of $7,674, as calculated as of June 30, 2006, was recognized as fair value of warrant liability expense (other expense) in the statement of operations for the six month ended June 30, 2006, with a corresponding amount booked as a short term warrant liability as of June 30, 2006. As of September 30, 2006, the fair value of the warrant liability relating to the 54,167 warrants issued to the investors was $67,947, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.42, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $60,272 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $60,272 in the statement of operations for the nine months ended September 30, 2006.

The fair value of the 2,719,104 warrants issued in the September 18, 2006 transaction, as calculated as of September 30, 2006, was $3,411,955, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.42, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The September 30, 2006 fair value of these warrants of $3,411,955 was recognized as fair value of warrant liability expense (other expense) with a corresponding amount booked as a short term warrant liability as of September 30, 2006.

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

The Company recognized interest expense for the nine months ended September 30, 2006 of $16,828 in respect of the 100,000 warrants issued to Bradley Rotter discussed above. In addition, the Company recognized $6,583,902 of expense in the statement of operations relating to the financing warrants issued during the period. Of this $6,583,902 expense, $3,139,769 reflects expense related to the issuance date fair value of the warrants and $3,444,133 reflects net expense related to the change in the fair value of the warrants.


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


BASIS OF PRESENTATION


The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $8,715,670 for the nine months ended September 30, 2006, and as of September 30, 2006, we had an accumulated deficit of $33,485,210. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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


Total other expense for the nine months ended September 30, 2006 increased by $6,512,589 (4,208%) from $154,766 for the nine months ended September 30, 2005 to $6,667,355 for the nine months ended September 30, 2006. This increase was primarily attributable to $6,583,902 of expense relating to the issuance of financing warrants in the first three quarters of 2006, partially offset by an approximately $73,000 reduction in interest expense from $127,203 for the first nine months of 2005 to $53,788 for the first nine months of 2006. The reduction in interest expense is attributable to lower levels of debt in 2006 resulting from the conversion and repayment of convertible notes in late 2005 and early 2006 and the repayment in 2005 of amounts borrowed to fund our pursuit of the assets of Sega Gameworks out of bankruptcy. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans. In addition, on April 19, 2006, we issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

As a result, our net loss for the nine months ended September 30, 2006 increased by $6,322,226 (264%) to $8,715,670, from a net loss of $2,393,444 for the nine months ended September 30, 2005.


LIQUIDITY AND CASH RESOURCES


As of September 30, 2006, our cash position was $876,569 and we had negative working capital of $7,365,021. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.


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


On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter, in respect of the $100,000 note due October 19, 2006. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the note, Mr. Rotter is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, we agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the note into shares of common stock even though the conversion was not in connection with any such offering. As a result, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the note.

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

On October 25, 2006, we entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Rotter, in respect of this note. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the note, Mr. Rotter is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, we agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the note.

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

On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. Hines in respect of this note. Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. While the note was not yet due, we believed it advantageous to the Company to remove the Hines note from the balance sheet, particularly because the Hines note was secured by assets of the Company. As such, we agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the note.

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

Our net loss for the nine months ended September 30, 2006 was $8,715,670, but, due to a number of non-cash transactions reflected largely in our selling, general and administrative and other expenses, we used $889,485 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $443,000; cash payments to outside engineering contractors of approximately $150,000; cash rent expense of approximately $102,000; $90,000 of non-salary "pre-opening" expenses for first restaurant; and approximately $120,000 of outside auditor, legal counsel and SEC filing fees. The major source of operating cash during the period was the sale of inventory valued at approximately $115,000. The non-cash transactions that reduced cash used in operations relative to our net loss included: $6,583,902 of non-cash expense related to the expensing of the fair value of financing warrants issued in the first three quarters of 2006; $365,309 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $66,000 of uncollectible inventory deposits, the use of $217,462 worth of shares of common stock to pay for services rendered to the Company; and an increase in our accounts payable of $219,468.

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

On October 26, 2006, we entered into a letter agreement (the "Hines Letter Agreement") with Dr. William Hines in respect of the $100,000 Convertible Promissory Note, dated September 8, 2005 and due September 8, 2007, from the Company to Dr. Hines (the "Hines Note"). Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the Hines Note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the Hines Note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. While the Hines Note was not yet due, we believed it advantageous to the Company to remove the Hines Note from the balance sheet, particularly because the Hines Note was secured by assets of the Company. As such, we agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the Hines Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the Hines Note.

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