Form 10KSB
period 2007-01-02
uWink, Inc.
filed 2007-04-02
CIK 1108699

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JANUARY 2, 2007

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

           Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes [__] No [X]

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

The issuer's revenue for the fiscal year ended January 2, 2007 was $450,149.

The market value of the voting stock held by non-affiliates of the issuer as of March 30, 2007 was approximately $22,327,000.

The number of shares of the common stock outstanding as of March 30, 2007 was 25,931,197.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one)

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

PART I

ITEM NUMBER AND CAPTION                                                   PAGE
                                                                         NUMBER

ITEM 1.  DESCRIPTION OF BUSINESS                                           2

ITEM 2.  DESCRIPTION OF PROPERTY                                           9

ITEM 3.  LEGAL PROCEEDINGS                                                 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES                    11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         12

ITEM 7.  FINANCIAL STATEMENTS                                              27

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          28

ITEM 8A. CONTROLS AND PROCEDURES                                           28

ITEM 8B. OTHER INFORMATION                                                 29

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT                                                      29

ITEM 10. EXECUTIVE COMPENSATION                                            31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;
         DIRECTOR INDEPENDENCE                                             36

ITEM 13. EXHIBITS                                                          40

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            42

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report we make a number of statements, referred to as "FORWARD-LOOKING STATEMENTS" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

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

    o    changes in our business plan and corporate strategies; and

    o other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "RISK FACTORS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

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

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         uWink, Inc., a Utah corporation formerly known as Prologue ("we", "us" or the "Company"), was incorporated as "Prologue" under the laws of the State of Utah on October 14, 1982. On January 28, 2004, we changed our name to "uWink, Inc." Our wholly-owned subsidiary, uWink California, Inc., formerly known as uWink, Inc., was organized as a Delaware corporation on June 10, 1999. Our principal executive offices are currently located at 16106 Hart Street, Van Nuys, CA 91406, and our telephone number at that address is 818-909-6030. Our web address is www.uwink.com.

         From 1982 to 1994 we were engaged in the sales and marketing business. From 1994 until December 4, 2003, we had no operations or employees and owned no real estate. In 2000, we became a "reporting company" by virtue of voluntarily filing a Form 10-SB/12G to become a 12(g) registered company under the Securities Exchange Act of 1934. Prior to the acquisition of uWink California, Inc. described below, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions.

         Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, Inc., a Delaware corporation ("uWink-DE") and its stockholders, Prologue received all the issued and outstanding shares of uWink-DE's capital stock. Prologue issued 1 share of its common stock for every 3.15611 shares of uWink-DE capital stock. The uWink-DE management team and board of directors became the management team and board of directors of Prologue. In connection with this transaction, on January 28, 2004, we changed our name from Prologue to uWink, Inc. and our ticker symbol on the Over-the-Counter Bulletin Board from "PRLG" to "UWNK". In addition, our wholly-owned subsidiary uWink-DE changed its name from uWink, Inc. to uWink California, Inc. ("uWink Calfornia").

         Via the acquisition of uWink California we assumed, and have continued to engage in, uWink California's business of developing interactive entertainment software and platforms.

BUSINESS OF THE COMPANY

         We are a digital entertainment company, based in Los Angeles, California, that designs and develops interactive entertainment software and platforms for restaurants, bars, and mobile devices. Over several years of operation, we have invested substantial time and capital in the development of over 70 short-form video games (uWink Game Library) and our SNAP! countertop game machine and Bear Shop entertainment vending product.

         For the past several years, we have derived our revenue from the sale of SNAP! countertop game platforms (and its predecessor platforms) and the Bear Shop entertainment vending machine, related clothing, and software licensing fees.

         Our entertainment vending platform, Bear Shop, offers animated point of purchase vending. The Bear Shop product allows customers to pick outfits and accessories for a plush/stuffed bear using an interactive touch screen resulting in thousands of combinations. The foundation of the Bear Shop product is an interactive entertainment-vending platform that we believe can be leveraged to create various vending machine products.

         We have made a strategic decision to reposition ourselves as an entertainment restaurant company, as more fully described in this report. As a result, we wound down our SNAP! and Bear Shop manufacturing and sales operations and we decided not to enter the 2007 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to liquidate inventory and product-related receivables. Given our perception of the market opportunity in combining dining with short form, social video gaming/entertainment and our management team's experience in the digital entertainment and restaurant industries, we believe that the restaurant project is the most cost effective way to monetize our investment in technology. As a result, we have licensed our SNAP! and the Bear Shop intellectual property to third party manufacturers in exchange for licensing fees.

         Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop and operate an interactive entertainment restaurant concept, called uWink. The uWink concept is designed to allow customers to order food, drinks, games from the uWink Game Library and other digital media at the table through touch screen terminals. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We believe that the software platforms and touch screen terminals we have developed, and are continuing to develop, for our restaurant concept can be deployed in other restaurants, bars and mobile devices. While we have no current plans to do so, we may in the future seek opportunities to employ these assets in some or all of these other venues.

         We are aiming our concept to compete in the "fast-casual dining" segment of the restaurant market. We believe we combine some of the best elements of the fast-casual dining market, including freshly prepared food with generous portions at attractive price points and quick turnaround times, with our innovative touch screen ordering and entertainment to create a new experience for fast-casual dining patrons.

         We opened our first uWink restaurant in Woodland Hills, California in the Westfield Promenade Shopping Center at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367 on October 16, 2006.

RESTAURANT INDUSTRY OVERVIEW

         Studies show that, over the past 50 years, people in the United States have relatively steadily shifted toward purchasing food away from home, instead of preparing and eating food at home. The National Restaurant Association estimates that the U.S. industry's sales in 2007 will reach $537 billion (about 4% of the U.S. gross domestic product) at 935,000 locations nationwide. The National Restaurant Association further predicts that, by 2010, food purchased away from home will represent more than half of all consumer food purchases, and that the number of restaurants around the country will grow to more than a million locations.

         We believe that there are many reasons that the restaurant industry is expanding and eating out is becoming increasingly popular. A growing population means more customers for restaurants to draw from, higher income levels mean more discretionary income to spend eating out, and busier lifestyles mean people have less time to prepare food at home. As a result, more people are willing to pay for the convenience of quality food made by others. As the restaurant industry adapts to consumer trends, restaurants (including fast-casual restaurants in particular) have increasingly made available the higher-quality food that people want, as illustrated by the proliferation of premium coffee shops, beers, specialty supermarkets and the like.

         We believe that fast-casual restaurants, which combine characteristics from both full-service restaurants (the more pleasant atmosphere, higher-quality ingredients and food that's made to order) and from quick-service restaurants (chiefly accessibility, lower prices and faster service), are poised to continue to capitalize on this trend.

COMPETITION

         The fast-casual segment of the restaurant industry is highly competitive and fragmented. In addition, fast-casual restaurants compete against other segments of the restaurant industry, including quick-service restaurants and casual dining restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, quickness of service, value, name recognition, restaurant location and customer service. Competition within the fast-casual restaurant segment, however, focuses primarily on taste, quality and the freshness of the menu items and the ambience and condition of each restaurant. For further information about the restaurant industry, see "--Restaurant Industry Overview" above.

         We expect to compete with national and regional fast-casual, quick-service and casual dining restaurants. Our competition also includes a variety of locally owned restaurants and the deli sections and in-restaurant cafes of several major grocery restaurant chains. While we believe that there are no significant competitors offering at-the-table touch screen ordering and entertainment in the manner that we do, there are restaurant companies, such as Dave and Busters, that offer away-from-the-table electronic games as part of the experience. In addition, many bars and restaurants offer some form of trivia game or another (both electronic and paper and pencil) and some quick service restaurants have experimented with electronic kiosk ordering. Many of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and where our future restaurants are planned to be located. See "Risk Factors--Risks Relating to Our Business".

UWINK RESTAURANT CONCEPT

         We have developed and are continuing to refine an entertainment restaurant concept called uWink. uWink is designed to allow customers to order food, drinks, and games/media at the table through touch screen terminals. The concept is further designed to integrate high quality food and uWink's interactive entertainment software to provide what we believe is a new entertainment dining experience that encourages social interaction, group play, and fun.

         Prominent features of our concept include:

         AT-THE-TABLE TOUCH SCREEN ORDERING. We offer our guests the ability to order food and drinks via touch screens at the table, rather than from a waitperson. Orders from the table go straight to the kitchen and, as the food is ready, it is delivered by runners directly from the kitchen to the table.

         AT-THE-TABLE ENTERTAINMENT. We provide our guests with at-the-table entertainment, including games from the uWink Game Library, video, cartoons, and film trailers, via our table top terminals.

         DISTINCTIVE FAST-CASUAL DINING EXPERIENCE AND VALUE PROPOSITION. We are aiming our concept to compete in the "fast-casual dining" segment of the restaurant market. We believe our concept combines some of the best elements of the fast-casual dining market, including freshly prepared food with generous portions at attractive price points and quick turnaround times, with innovative touch screen ordering and entertainment to create a new experience for casual dining patrons. We expect our average check to be $12 to $18 per guest, excluding alcoholic beverages; at this price point we believe that we provide an attractive and entertaining value proposition for fast-casual diners.

         Led by Nolan Bushnell, our Chairman and Chief Executive officer and the founder of both Atari and Chuck E. Cheese, and our Director of Restaurant Operations, John Kaufman, who helped build California Pizza Kitchen into one of the country's leading restaurant chains and who also served as chief operating officer of Rosti restaurants and president and chief operating officer of the Koo Koo Roo restaurant chain, we believe we have assembled a management team with the vision and experience to successfully execute on the uWink restaurant concept. Mr. Kaufman is responsible for every facet of our restaurant operations and food and menu development.

RESTAURANT OPERATIONS

         OUR MENU

         Our menu features a selection of appetizers, pizzas, burgers, salads, pastas, entrees and desserts. We are targeting menu prices from $3.95 to $8.95 for appetizers and soups, $5.95 to $10.95 for salads, $6.95 to $9.95 for sandwiches and lunch entrees and $6.95 to $23.95 for dinner entrees. We believe our average guest check for lunch will be $10.00 to $12.00, and for dinner will be $12.00 to $18.00, excluding alcoholic beverages.

         DECOR AND ATMOSPHERE

         We utilize a combination of warm earth tones, rich wood finishes and brushed metals to juxtapose the technology features of our restaurant. We use a variety of lighting to deliver a warm glow throughout our restaurant and expect to be able to adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the computer-driven images that are projected on our walls.

         MARKETING AND ADVERTISING

         We expect that our ongoing marketing strategy will consist of various public relations activities, email marketing campaigns and limited print and internet advertising, as well as word-of-mouth recommendations. We believe that public relations and word-of-mouth recommendations will likely be a key component in driving guest trial and usage.

         We have implemented a coordinated public relations effort in conjunction with the opening of the Woodland Hills location. This effort may be supplemented by radio, print advertisements, direct mail campaigns, and other marketing efforts. In addition, we will use our website, www.uwink.com, to help increase our brand awareness.

         RESTAURANT UNIT ECONOMICS

         We believe that our concept has the ability to reach annual revenue of $3.5 million in the Woodland Hills location, equating to approximately $650 per square foot. Comparable restaurants, such as California Pizza Kitchen, generate average unit revenues of anywhere between $400 to $700 per square foot. We also believe that our touch screen ordering feature, which reduces the need for wait staff, will allow us to achieve labor costs savings that will help us generate higher annual per unit free cash flow than comparable fast-casual restaurant concepts.

         As we develop additional company-owned restaurants as well as franchised restaurants, we expect our concept to generate average per square foot unit revenue of $550-$600, with technology-related labor cost savings continuing to result in higher free cash flow than comparable fast-casual concepts.

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

         Bear Shop is a vending machine that allows purchasers to design their own "stuffed toy bear" characters with unique colors, clothing, and accessories. Bear Shop offers a unique packaging solution that allows the user to see the stuffed animal grow right before his or her own eyes. Bear Shop is an approximate seven-foot by three-foot cabinet-style machine with an embedded high-resolution liquid crystal display touch screen that interfaces with the end user for functional commands. Typical locations for Bear Shop include traditional amusement venues, such as arcades and amusement parks, as well as shopping centers and supermarkets.

         We have wound down our SNAP! and Bear Shop manufacturing and sales operations and we decided not to enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop.

         Effective September 15, 2006, we entered into a license agreement with SNAP Leisure LLC, a company owned and operated by our former Vice President of Marketing. Pursuant to this agreement, we licensed our SNAP intellectual property, including the games featured on SNAP! in the form they currently run on SNAP! (we have made significant enhancements to our games for display in our restaurant and SNAP Leisure LLC has no right to those enhancements or any future enhancements or new games we develop), to SNAP Leisure LLC for use in the "pay to play" amusements market worldwide (the "pay to play" amusements market is generally considered to be the coin operated video game machine market). The agreement provides that we are to receive royalties calculated per SNAP! machine sold ($200 royalty per machine for the first 300 machines sold; $80 per machine royalty for the next 700 machines sold; and $50 per machine royalty for any additional machines sold thereafter). The agreement further provides that SNAP Leisure LLC cannot affix the name "uWink" to any new product sold under the license following the first anniversary of the agreement and must remove all references to uWink from all products sold under the agreement within a 5 year period. We have no obligation to provide any support or software maintenance, upgrades or enhancements under this agreement.

         On January 26, 2007, we entered into an Inventory Purchase Agreement, a License Agreement and a Non-Competition Agreement with Interactive Vending Corporation ("IVC"). Pursuant to these agreements, we agreed to sell our remaining Bear Shop machine inventory (at $2,000 per complete machine, payable in 2 installments) and accessories inventory (at our cost) to IVC. In addition, we granted IVC an exclusive, worldwide license to our Bear Shop intellectual property (excluding any intellectual property relating to the name "uWink" or any derivation thereof), including US Patent # 6,957,125,(except that we retain the right of use in the restaurant industry subject to the limitations in the Non-Competition Agreement) in exchange for royalties based on the revenue generated by IVC from the licensed intellectual property, ranging from 5% of revenue in the first year of the agreement to 3% of revenue in years seven, eight, nine and ten of the agreement. We have no obligation to provide any support or software maintenance, upgrades or enhancements under these agreements. We also entered into a Non-Competition Agreement with IVC, pursuant to which we agreed not to engage in the business of interactive vending, other than in the restaurant industry to the extent the interactive vending is integrated into the operations of the restaurant, for as long as IVC is obligated to make royalty payments under the License Agreement.

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

CUSTOMERS

         In 2006, we generated $57,200 in revenue, amounting to 36% of total non-restaurant revenue and 13% of total revenue, from one customer located in the United States.

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

GOVERNMENT REGULATION

         Our restaurant operations are subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we will be subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.

         Our restaurant operations are also subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers' compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

         In addition, our restaurant operations are subject to the Americans with Disabilities Act of 1990 ("ADA"). The ADA may require us to make certain installations in our planned restaurants to meet federally and state mandated requirements.

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

RESEARCH AND DEVELOPMENT

         During the fiscal years 2006 and 2005, we spent $0 and $151,542, respectively, on research and development activities related to the uWink restaurant concept, new games, kiosks and amusement products in general. None of the costs associated with these activities are borne directly by our customers.

EMPLOYEES

         As of the date of this report, we employ 14 people on a full-time basis, 6 of whom are corporate management and staff, 5 of whom are engineering staff and 3 of whom are operations staff. We are currently outsourcing, and plan to continue to outsource, certain software engineering personnel.

         In addition, to staff the restaurant, we employ an executive chef, 6 managers and 64 full time and part time non-managerial restaurant staff.

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

ITEM 2. DESCRIPTION OF PROPERTIES

PROPERTIES

         Effective as of April 10, 2006, we secured an approximately 10 year lease on the location for our first uWink restaurant in Woodland Hills, California, located at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, we, Mr. Bushnell and Promenade L.P. entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to us (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell become obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

         This location consists of 5,340 square feet. The minimum annual rent payments under the lease are $176,220 from rental commencement on October 5, 2006, through January 31, 2009; increasing in each successive year to $216,728 by the last year of this lease, which expires on January 31, 2016.

         If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 5% of gross sales in excess of $3,524,400 through January 31, 2009, increasing in specified annual increments to $4,334,567 in the last year of this lease.

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

ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. Currently, we are not a party to any action which would have a material impact on our financial condition, operations, or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of security holders during the fiscal quarter ended January 2, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES.

         Our common stock is listed on the OTC Bulletin Board under the symbol "UWNK." The following table sets forth the high and low bid information for our common stock on the OTC Bulletin Board, as reported by the OTC Bulletin Board, for each calendar quarter of 2005 and 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. We consider our common stock to be thinly traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.

         Quarter Ended                     High                     Low

         March 31, 2005                    $1.45                    $0.75
         June 30, 2005                     $1.00                    $0.42
         September 30, 2005                $0.65                    $0.33
         December 31, 2005                 $0.58                    $0.27

         Quarter Ended                     High                     Low

         March 31, 2006                    $0.37                    $0.21
         June 30, 2006                     $0.30                    $0.18
         September 30, 2006                $1.78                    $0.20
         December 31, 2006                 $2.70                    $1.10

         As of March 30, 2007, there were approximately 677 record holders of our common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

         The information set forth in response to Item 201(d) of Regulation S-B in Item 11 of this Report is incorporated herein by reference in partial response to this Item 5.

RECENT SALES OF UNREGISTERED SECURITIES.

         On October 25, 2006, we issued 3,334 shares of common stock valued at $2,000, based on the closing price of our common stock on the date of the agreement, to Richard Strong in exchange for engineering consulting service rendered. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares were reflected as shares to be issued on the September 30, 2006 balance sheet.

         On October 25, 2006, we issued 100,000 shares of common stock valued at $27,000, based on the closing price of our common stock on the date of the agreement, to S. Raymond Hibarger, our former Vice President of Marketing, in final settlement of all compensation due to Mr. Hibarger. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares were reflected as shares to be issued on the September 30, 2006 balance sheet.

         On December 6, 2006, we issued 133,334 shares of common stock valued at $200,001 to 2 accredited individual investors upon the exercise of warrants at an exercise price of $1.50 per share. This issuance was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors. The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. The notes are convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Below is a discussion of our plan of operation for uWink for the next twelve months. Following that is our Management's Discussion and Analysis of our financial condition and results of operations for the fiscal years ended January 2, 2007 and December 31, 2005.

PLAN OF OPERATION - UWINK RESTAURANT

         We are currently operating and continuing to develop an entertainment restaurant concept called uWink.

         We opened our first uWink restaurant in the Westfield Promenade Shopping Center in Woodland Hills, California (Los Angeles area) on October 16, 2006. We have secured an approximately 10 year lease on this location.

         On March 3, 2006, we raised net proceeds of $1,425,000 via the private placement of our equity securities.

         On September 18, 2006, we completed raising aggregate net cash proceeds of $1,500,400 via the private placement of our equity securities.

         On April 2, 2007 we completed the sale of $857,000 of convertible promissory notes to 19 individual investors.

         We spent approximately $1,000,000 to build out and equip the Woodland Hills location for our first restaurant, including approximately $400,000 on leasehold improvements; $375,000 on technology, furniture and fixtures; $180,000 on certain "pre-opening" expenses (including staffing, staff training and menu development costs and initial inventory); and $75,000 on licenses.

         As of the date of this report, we do not have any material commitments for capital expenditures.

         To staff the restaurant, we have hired an executive chef, 6 managers and 64 full time and part time non-managerial restaurant staff.

         Our near term strategy is to prove our concept at the Woodland Hills location and subsequently seek to open 3 to 6 additional company-owned and/or managed restaurants within the next 6 to 12 months.

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

         We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 2 to 3 months because we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses and growth; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses and growth. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the fiscal year ended January 2, 2007 included with this report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         Restaurant revenue from food and beverage sales is recognized when payment is tendered at the point of sale. Revenue from the sale of gift cards is deferred and recognized upon redemption.

         BASIS OF PRESENTATION

         In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes. As a result, our 2006 fiscal year ends on January 2, 2007. For the purposes of the following discussion and the accompanying consolidated financial statements included in this report, the years ended January 2, 2007 and December 31, 2005 are sometimes referred to as fiscal years 2006 and 2005 respectively.

         The accompanying consolidated financial statements, included in this report, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $10,361,065 for the fiscal year ended January 2, 2007, as of January 2, 2007, we had an accumulated deficit of $35,133,615 and we had a net working capital deficiency at January 2, 2007 of $1,303,820 (working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due). We have incurred a net loss of $3,239,557 for the year ended December 31, 2005, and had a net working capital deficiency of $1,248,178 as of December 31, 2005.

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

RESULTS OF OPERATIONS

         Fiscal year 2006 compared with fiscal year 2005.

         Net sales for fiscal year 2006 were $450,149, compared to $682,204 for fiscal year 2005, representing a decrease of $232,455 (34%). The decrease in revenue is largely attributable to our decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and reposition ourselves as an entertainment restaurant company. Revenue from our first restaurant, which opened on October 16, 2006, amounted to $289,929 (64% of total 2006 revenue) for the period beginning on October 16, 2006 and ending on January 2, 2007.

         In addition, we generated licensing revenue of $46,800 (10.4% of total revenue) in 2006. Of this, $27,200 was licensing fees from the sale of SNAP! machines by SNAP Leisure LLC under our license agreement with SNAP Leisure and $19,600 was licensing fees for some of our games from Mondobox LLC. In 2005, we generated $100,000 (15% of total 2005 revenue) from the licensing of some of our games to Bluetorch Games. This agreement had a one year term and, accordingly, we recorded licensing revenue of $25,000 per quarter in 2005.

         The remaining revenue of $113,420 generated during 2006 largely reflects the liquidation of part of our remaining SNAP! and Bear Shop inventories. In 2005, we generated non-licensing revenue of $582,604, largely from the sale of approximately 200 SNAP! units and 11 Bear Shop units. In 2005, SNAP! sales comprised 78% of our total sales and Bear Shop units 9%.

         Cost of sales for 2006 totaled $249,248, compared to $540,974 for 2005, representing a decrease of $291,726 (54%). Cost of sales for our restaurant amounted to $99,728 (34% of restaurant revenue) in 2006. As our restaurant matures and we optimize our menu and menu cost structure, we expect that our restaurant cost of sales will drop to the 23%-26% (of restaurant revenue) range.

         The decrease in non-restaurant cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. In addition, we wrote off $66,398 of uncollectible advances to suppliers to cost of goods sold in 2006. As a result, our non-restaurant gross margin was 6.7% in 2006, as compared to 21% in 2005.

         Selling, general and administrative expenses for 2006 totaled $3,690,921, compared to $2,823,044 for 2005, representing an increase of $867,877 (31%).

         The increase in SG&A is attributable to $572,282 of restaurant SG&A in 2006 (including restaurant salary expense of $336,354), higher corporate salary expense ($945,678 in 2006 as compared to $587,000 in 2005), increased engineering consulting expense ($315,000 in 2006 versus $152,000 in 2005) and $180,000 of pre-opening expenses relating to our first restaurant in 2006, together with higher legal and accounting expense ($295,559 in 2006 versus $129,330 in 2005) and higher nominal stock option expense in 2006 resulting from the expensing of options granted to employees based on the fair market value of the options ($499,548 of expense in 2006 versus $97,667 of expense in 2005). In 2005, we recorded expense only for those options that were issued at an exercise price below the closing price of the stock on the date of grant. These increases were partially offset by an approximately $980,000 reduction in financial consulting expense from $995,351 in 2005 to $14,750 in 2006. In 2005 we issued in excess of $800,000 worth of shares of our common stock in exchange for outside investor relations and financial consulting services.

         We incurred no expense for research and development during 2006, compared to $151,542 in 2005, representing a decrease of $151,542 (100%). Research and development expense decreased as a result of our decision to halt SNAP! and Bear Shop related research and development in 2005.

         Impairment loss fell to $0 in 2006 from $203,125 in 2005. In 2005, we amortized $84,403 and impaired $116,794 in capitalized software development costs and we depreciated $23,928 and impaired $86,332 in SNAP! tooling, moulds and dyes, as a result of our decision to wind down our SNAP! and Bear Shop operations.

         As a result, our loss from operations for fiscal 2006 was $3,490,020, compared to $3,036,081 for fiscal 2005, representing an increase of $453,939 (15%).

         Total other expense for 2006 was $6,871,045, compared to $201,874 in 2005, representing an increase of $6,669,171 (330%). This increase was primarily attributable to $6,583,902 of expense relating to the issuance of financing warrants in the first three quarters of 2006 and $151,111 of expense relating to the conversion of debt and accounts payable into common stock at conversion prices lower than the market price on the date of conversion. In particular, we recorded a conversion loss of $111,227 on the conversion of $217,240 in debt, plus an additional $43,448 reflecting a 20% conversion incentive, into 260,688 shares of common stock at $1.00 per share, when the closing price of our common stock was $1.26. In addition, we recorded a $39,884 conversion loss on the conversion of a $85,810 accounts payable into 60,430 shares of common stock ($1.42 per share) when the closing price of our common stock was $2.08.

         Moreover, interest expense increased by $22,008 from $154,326 in 2005 to $176,334 in 2006. While we generally reduced interest accruals in 2006 in line with our reduced debt levels, we booked $132,950 of interest expense in 2006 relating to our issuance of 200,000 immediately-exercisable, three-year warrants to Bradley Rotter, a director, at an exercise price of $0.345 in connection with the repayment of a $200,000 convertible note. The fair value of the warrants of $132,950 was calculated using the Black Scholes option pricing model and was accounted for as interest expense. In addition, gain on forgiveness of debt income rose from $20,156 in 2005 to $42,465 in 2006. In 2006, we settled in our favor a dispute over a $36,000 payable with our former auditors Stonefield Josephson.

         As a result, our net loss for 2006 totaled $10,361,065, compared to a net loss of $3,239,557 for 2005, representing an increase of $7,121,508 (220%).

LIQUIDITY AND CAPITAL RESOURCES

         As of January 2, 2007, our cash position was $55,006 and we had negative working capital of $1,303,820. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

         Our debt at January 2, 2007 consisted of the following:

         A $47,285 loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The holder has agreed to defer payment of this note pending our ongoing discussions regarding an extension of the term of this note. Accrued interest of $90,521 outstanding on this note as of January 2, 2007 is included under accrued expenses on the balance sheet as of January 2, 2007. During 2006, we repaid $30,000 of this note in cash. In addition, on August 1, 2006, we credited a total of $28,959 in receivables owed to the Company by the holder of the note against the principal amount of this note. On December 19, 2006, we credited an additional $5,600 in receivables owed to the Company by the holder against the principal amount of the note.

         On June 15, 2006, we entered into an amended promissory note with Elite Cabinet Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%. We are required to pay $300 per month on this note from June 15, 2006 to January 15, 2007 at which time the entire unpaid balance plus accrued interest is due and payable. As of January 2, 2007, we have repaid $1,658 of this note, such that the amount remaining outstanding at January 2, 2007 is $8,520. We repaid this note in full in cash on January 12, 2007.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors. The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. We are using the proceeds from this transaction for working capital purposes.

         As of the date of this report, we are not in default on any material debt obligation. As disclosed above, we are currently in discussions with our former Vice President of Marketing regarding an extension of the term of our debt to him. We have filed as exhibits with the SEC all of our material financing arrangements.

         As of the date of this report, we do not have any definitive plans to undertake any material commitments for capital expenditures. In order for us to open additional company-owned restaurants in furtherance of our growth plans, we will, in all likelihood, need to raise additional capital. As of the date of this report, we do not have any commitments for equity or debt financing.

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

         SOURCES OF CASH

         Since January 1, 2005, we have financed our operations principally by issuing common stock for services, collecting accounts receivable and selling inventory and through the private sale of our common stock.

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

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors. The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         We used the cash proceeds from these transactions to build out and operate our first restaurant and for general working capital purposes.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of January 2, 2007 was $55,006.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors. We are using the proceeds from this transaction for working capital purposes.

         During the fiscal year ended January 2, 2007, net cash used in operations was $1,944,172, as compared to $514,087 for the year ended December 31, 2005.

         Our net loss for 2006 was $10,361,065, but, due to a number of non-cash transactions reflected largely in our selling, general and administrative and other expenses, we used $1,944,172 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $1,282,032 (including $945,678 of corporate salary expense and $336,354 of restaurant salary expense); cash payments to outside engineering contractors of approximately $315,000; cash rent expense of approximately $177,028 (including $113,196 of corporate rent expense and $63,832 of restaurant rent expense); $180,000 of restaurant pre-opening expenses; and approximately $200,000 of outside auditor, legal counsel and SEC filing fees. The major source of operating cash during the period was the sale of inventory valued at approximately $115,000. The non-cash transactions that reduced cash used in operations relative to our net loss included: $6,583,902 of non-cash expense related to the expensing of the fair value of financing warrants issued during 2006; $132,950 of non-cash expense reflecting the fair value of warrants issued in connection with the repayment of debt; $151,111 of non-cash expense relating to the conversion into stock of debt and accounts payable; $499,548 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $66,000 of uncollectible inventory deposits, the use of $481,240 worth of shares of common stock to pay for services and payroll; and an increase in our accounts payable of $96,934.

         Our net loss for the year ended December 31, 2005 was $3,239,557 but, due to a number of non-cash transactions reflected in our selling, general and administrative expenses, we used $514,087 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $500,000; cash rent expense of approximately $115,000; cash payments to outside engineering consultants of approximately $89,000; and net additions to inventory of approximately $44,000 (the gross reduction in inventory amounted to $417,271, including a non-cash reduction in gross inventory of $461,941 resulting from the write down of inventory previously reserved for). The major source of operations cash was the cash collection of $126,622 of accounts receivable (net of the reversal in 2005 of a $150,000 provision for sales returns booked in 2004). The non-cash transactions that reduced cash used in operations relative to our net loss included: $95,639 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $286,000 of inventory deposits ($250,000 upon receipt and concurrent sale of the related inventory items and $36,000 as uncollectible), the use of $1,155,591 worth of shares of common stock to pay for services rendered to the Company; and an increase in our accounts payable of $77,872.

         During 2006, we used $1,002,864 in our investing activities, as compared to generating $612,400 in 2005. In 2006, we invested in computers, third party software, leasehold improvements and other equipment relating our restaurant operations, including the build out of the Woodland Hills location for our first restaurant. In 2005, we invested only $2,600 in plant, property and equipment, in line with our reduced levels of staffing and operations during that period. In December 2004, we invested $615,000 in a deposit related to our pursuit of the assets of Sega Gameworks out of bankruptcy. We liquidated this deposit during the first three months of 2005, resulting in net positive cash from investing activities of $612,400 for 2005. In December 2004, we made a bid to acquire the assets of Sega Gameworks out of bankruptcy. In connection with that bid, we borrowed $615,000 to fund the payment of an earnest money deposit required by the bankruptcy court. After SS Entertainment USA, a subsidiary, of Sega Corporation, was determined to be the winning bidder, this deposit was returned to us in the first quarter of 2005 and we used those funds to repay the $615,000 in loans.

         During 2006, our financing activities provided cash in the amount of $2,978,282 as compared to using cash of $131,896 in 2005. The increase is primarily due to a $2,582,498 increase in net proceeds from the issuance of common stock in 2006 as compared to 2005; $279,485 in proceeds from warrant and options exercises in 2006; and lower levels of cash debt repayment in 2006, as compared to 2005. In 2006, we repaid $152,100 of loans to unrelated parties and repaid $100,000 on amounts due to related parties. In 2005, we made net repayment of debt of $646,295, resulting from the cash repayment in 2005 of $615,000 of short-term debt instruments issued in 2004 to support our pursuit of the assets of Sega Gameworks out of bankruptcy and the cash repayment of $131,295 of debt from our former Vice President of Operations used in 2004 to fund Snap! production; partially offset by cash proceeds from the issuance of a $100,000 note. In addition, we received net proceeds from advances from related parties of $146,000 in 2005. In October 2005, we issued a $200,000, 6 month convertible note to Mr. Bradley Rotter, a member of our board of directors, which was partially offset by the repayment in 2005 of advances received from related parties for the production of SNAP! units in China in 2004.

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

RISKS RELATING TO OUR BUSINESS

         WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION, AND WE HAVE WOUND DOWN OUR SNAP! AND BEAR SHOP MANUFACTURING OPERATIONS, WHICH HAD BEEN THE SOURCE OF OUR REVENUE FOR THE LAST SEVERAL YEARS. OUR INABILITY TO GENERATE REVENUE AND PROFITS FROM OUR RESTAURANT CONCEPT COULD CAUSE US TO GO OUT OF BUSINESS AND FOR YOU TO LOSE YOUR ENTIRE INVESTMENT.

         We have incurred cumulative losses in the amount of $35,133,615 from our inception through January 2, 2007. We have wound down our SNAP! and Bear Shop manufacturing operations, which have been the source of our revenue for the last two years. Going forward, our strategy is to develop and operate an entertainment restaurant concept. We do not believe that we will be cash flow positive based solely on projected revenue less operating and other costs for the restaurant concept for the foreseeable future. Our failure to generate meaningful revenue and ultimately profits from the restaurant concept could force us to reduce or suspend our operations and ultimately go out of business. We cannot give you any assurance that our projections relating to revenue or cash flow will materialize as projected.

         WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OPERATE OUR FIRST RESTAURANT PROFITABLY.

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

         The restaurant industry is intensely competitive. We believe that we compete primarily with casual, fast-casual and quick-casual establishments. Many of our direct and indirect competitors in Woodland Hills, California, where our first restaurant is located, are well-established national, regional or local chains with a greater market presence than us. Further, virtually all these competitors have substantially greater financial, marketing and other resources than us. As described below, we expect to need to raise additional working capital to fund our operations. Our inability to compete in the Woodland Hills area may prohibit us from raising the necessary capital to fund our operations and growth, which could adversely affect your investment, and you could even lose your entire investment.

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

         We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on our projections for the sales of our restaurant concept less operating and other costs. We raised cash proceeds of $1,500,400 from the sale of our equity securities in September 2006 and $857,000 from the sale of convertible promissory notes in April 2007, but currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital should it become necessary through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

         Our independent auditors stated in their report accompanying our financial statements for our fiscal year ended January 2, 2007 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. As of January 2, 2007, our accumulated deficit is $35,133,615. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment.

         EVEN IF WE ARE ABLE TO RAISE ADDITIONAL FINANCING, WE MIGHT NOT BE ABLE TO OBTAIN IT ON TERMS THAT ARE NOT UNDULY EXPENSIVE OR BURDENSOME TO THE COMPANY, OR WHICH DO NOT ADVERSELY AFFECT YOUR RIGHTS AS A COMMON SHAREHOLDER OR THE VALUE OF YOUR INVESTMENT, INCLUDING SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN US AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES.

         Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor upon our default. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

         WE ARE DEPENDENT FOR OUR SUCCESS ON OUR CHIEF EXECUTIVE OFFICER. OUR INABILITY TO RETAIN OUR CHIEF EXECUTIVE OFFICER COULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

         Our success depends to a critical extent on the continued efforts and services of our chief executive officer, Mr. Nolan Bushnell. Were we to lose Mr. Bushnell, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find a satisfactory replacement for Mr. Bushnell at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Bushnell has signed an employment agreement providing for his service to us, this agreement is terminable by Mr. Bushnell on 30 days written notice and, in any event, will not preclude Mr. Bushnell from leaving the Company. We do not currently carry a key man life insurance policy on Mr. Bushnell which would assist us in recouping our costs in the event of the loss of Mr. Bushnell.

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

         We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We also expect to need to identify, develop and manage relationships with franchisees as part of our growth plans. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

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

         OUR GROWTH PLANS DEPEND IN LARGE PART ON OUR ABILITY TO IDENTIFY, ATTRACT AND RETAIN QUALIFIED FRANCHISEES.

         We expect to grow our restaurant concept rapidly through the franchising of our restaurant concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing, and franchisees' ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

         WE WILL BE DEPENDENT ON DISTRIBUTORS OR SUPPLIERS TO PROVIDE OUR RESTAURANT WITH FOOD AND BEVERAGE. IF OUR DISTRIBUTORS OR SUPPLIERS DO NOT PROVIDE FOOD AND BEVERAGES TO US IN A TIMELY FASHION, WE MAY EXPERIENCE SHORT-TERM SUPPLY SHORTAGES AND INCREASED FOOD AND BEVERAGE COSTS.

         Our restaurant operations will be dependent on distributors or suppliers for food and beverage products. We have entered into standard arrangements with a number of such distributors or suppliers. If those distributors or suppliers cease doing business with us, we could experience short-term supply shortages in our restaurant and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from our menu.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO LOCATE A SUFFICIENT NUMBER OF SUITABLE NEW RESTAURANT SITES.

         One of our biggest challenges in meeting our growth objectives will be to secure an adequate supply of suitable new restaurant sites. We may experience delays in opening restaurants in the future. There can be no assurance that we will be able to find sufficient suitable locations for our planned expansion in any future period. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results and/or cash flows.

         OUR EXPANSION INTO NEW MARKETS MAY PRESENT INCREASED RISKS DUE TO OUR UNFAMILIARITY WITH THE AREA.

         As a part of our expansion strategy, we expect we will be opening restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns. In addition, any new restaurants may take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

         INCREASES IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

         A number of the employees we have hired and intend to hire will be subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, we are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. The possibility exists that the federal or California state minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

RISKS RELATING TO THE RESTAURANT INDUSTRY

         NEGATIVE PUBLICITY SURROUNDING OUR RESTAURANT OR THE CONSUMPTION OF BEEF, SEAFOOD, POULTRY, OR PRODUCE GENERALLY, OR SHIFTS IN CONSUMER TASTES, COULD NEGATIVELY IMPACT THE POPULARITY OF OUR RESTAURANT AND OUR RESULTS OF OPERATIONS.

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

         REGULATIONS AFFECTING THE OPERATION OF OUR RESTAURANT COULD INCREASE OUR OPERATING COSTS AND RESTRICT OUR GROWTH.

         We must obtain licenses from regulatory authorities allowing us to sell liquor, beer, and wine, and we must obtain a food service license from local health authorities for our restaurant. Our liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing, and inventory control. In California, where we have our first restaurant, the number of liquor licenses available is limited and licenses are traded at market prices. We expect that liquor, beer, and wine sales will comprise a significant portion of our sales. Therefore, obtaining and maintaining licenses will be an important component of our restaurants' operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our first restaurant and our growth strategy.

         LITIGATION CONCERNING OUR FOOD QUALITY, OUR EMPLOYMENT PRACTICES, LIQUOR LIABILITY, AND OTHER ISSUES COULD RESULT IN SIGNIFICANT EXPENSES TO US AND COULD DIVERT RESOURCES FROM OUR OPERATIONS.

         Like other restaurants, we expect we may receive complaints or litigation from, and potential liability to, our guests involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. In addition, we will be subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under "dram shop" statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our financial condition and results of operations.

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

         As of January 2, 2007, our executive officers and directors beneficially owned approximately 23.4% of the issued and outstanding shares of our common stock, as calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, mergers and other business combinations involving our company, and operating decisions affecting us. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

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

         As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. From June 1, 2006 through March 30, 2007 the closing price of our common stock has ranged between $0.25 and $2.66 per share. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

         A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS OR WARRANTS. THE EXERCISE OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN US AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES.

         At January 2, 2007, we had outstanding 4,699,732 options to purchase common shares at a weighted average exercise price of $0.94 per share, and warrants to purchase 7,851,558 common shares at a weighted average exercise price of $1.02. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in us as well as the book value of your common shares. Exercise of the 5,823,271 warrants issued in connection with our private placement transactions in 2006 would result in approximately 16% net dilution in your percentage ownership of us as well as in the book value of your common shares.

ITEM 7. FINANCIAL STATEMENTS

                           UWINK, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED JANUARY 2, 2007 AND DECEMBER 31, 2005


                                    CONTENTS


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-1

FINANCIAL STATEMENTS:
Consolidated Balance Sheet as of January 2, 2007                             F-2

Consolidated Statements of Operations for the years ended
January 2, 2007 and December 31, 2005                                        F-3

Consolidated Statement of Stockholders' Deficit for the years ended
January 2, 2007 and December 31, 2005                                        F-4

Consolidated Statements of Cash Flows for the years ended
January 2, 2007 and December 31, 2005                                        F-5

Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of uWink, Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheet of uWink, Inc. and subsidiary as of January 2, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended January 2, 2007 and December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uWink, Inc. and subsidiary as of January 2, 2007, and the results of its operations and its cash flows for the years ended January 2, 2007 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses and negative cash flow from operations since its inception and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 20, 2007

                           UWINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF JANUARY 2, 2007


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $     55,006
     Account receivable, net of allowance for doubtful
         accounts of $72,265                                             19,645
     Inventory, net                                                      77,206
     Prepaid expenses and other current assets                           21,835
                                                                   ------------
        TOTAL CURRENT ASSETS                                            173,692

PROPERTY AND EQUIPMENT, NET                                             892,117

INTANGIBLE ASSETS, NET                                                   35,000

LONG TERM DEPOSIT                                                         2,300

                                                                   ------------
              TOTAL ASSETS                                         $  1,103,109
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                              $    999,424
     Accrued expenses                                                   242,613
     Accrued payroll and related benefits                               154,690
     Notes payable                                                       55,805
     Advance from Customers                                              24,980
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                     1,477,512
                                                                   ------------

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 50,000,000 shares
         authorized; 25,179,215 shares issued and outstanding            25,179
     Additional paid-in capital                                      34,514,391
     Accumulated deficit                                            (35,133,615)
     Shares to be Issued                                                219,642
                                                                   ------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (374,403)
                                                                   ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  1,103,109
                                                                   ============


        The accompanying notes are an integral part of these consolidated financial statements

                           UWINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JANUARY 2, 2007 AND DECEMBER 31, 2005

                                                    ---------------------------
                                                         2006           2005
                                                    ---------------------------

NET SALES                                           $    450,149   $    682,604

COST OF SALES                                            249,248        540,974
                                                    ------------   ------------

     GROSS PROFIT                                        200,901        141,630
                                                    ------------   ------------

OPERATING EXPENSES
     Selling, general and administrative expenses      3,690,921      2,823,044
     Research and development                                 --        151,542
     Impairment loss                                          --        203,125
                                                    ------------   ------------
     TOTAL OPERATING EXPENSES                          3,690,921      3,177,711
                                                    ------------   ------------

           LOSS FROM OPERATIONS                       (3,490,020)    (3,036,081)
                                                    ------------   ------------

OTHER INCOME (EXPENSE)
     Other income                                         14,504            651
     Beneficial conversion of debt                       (16,667)       (60,238)
     Gain on settlement of debt                           42,465         20,156
     Interest expense                                   (176,334)      (154,326)
     Equipment stolen                                         --         (8,117)
     Fair value of warrant liability                  (6,583,902)            --
     Loss on debt conversion                            (151,111)            --
                                                    ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)                     (6,871,045)      (201,874)
                                                    ------------   ------------

           LOSS BEFORE PROVISION FOR INCOME TAXES    (10,361,065)    (3,237,955)

PROVISION FOR INCOME TAXES                                    --          1,602
                                                    ------------   ------------

           NET LOSS                                 $(10,361,065)  $ (3,239,557)
                                                    ============   ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.54)  $      (0.28)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                    19,233,185     11,737,329
                                                    ============   ============

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                                     UWINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                      FOR THE YEARS ENDED JANUARY 2, 2007 AND DECEMBER 31, 2005

                                                                     ADDITIONAL       SHARES
                                          COMMON STOCK                PAID-IN          TO BE         ACCUMULATED
                                     SHARES          AMOUNT           CAPITAL          ISSUED           DEFICIT           TOTAL
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2004         10,615,664     $     10,616     $ 21,064,324     $    176,930     $(21,532,993)    $   (281,123)

Issuance of common stock
     for conversion of
     loan, and accrued
     interest                         121,986              123          192,378          171,003               --          363,504
Issuance of common stock
     for cash, net                    710,547              712          502,598         (134,911)              --          368,399
Issuance of common stock
     for services                   1,013,719            1,015        1,110,901           43,675               --        1,155,591
Issuance of common stock
     to employees
     for accrued payroll                   --               --               --           48,000               --           48,000
Issuance of common stock
     to employees for
     exercise of options                8,968               10            3,544               --               --            3,554
Merger conversion shares                4,404                5                                                                   5
Beneficial conversion
     feature related to
     convertible note                      --               --           61,714               --               --           61,714
Value of options issued
     at below market price                 --               --           95,639               --               --           95,639
Net loss                                   --               --               --               --       (3,239,557)      (3,239,557)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2005         12,475,288           12,480       23,031,098          304,697      (24,772,550)      (1,424,275)

Issuance of common stock
     for conversion of
     loan, and accrued
     interest                       1,197,573            1,198          497,107         (150,003)              --          348,302
Issuance of common stock
     for cash, net                 10,109,667           10,110        2,940,788                                --        2,950,897
Issuance of common stock
     for services                   1,172,567            1,173          486,118         (134,550)              --          352,740
Issuance of common stock
     to employees
     for accrued payroll                   --               --               --          175,000               --          175,000
Issuance of common stock
     to employees
     for exercise of options          130,000              130           44,870               --               --           45,000
Issuance of common stock
     for exercise of warrants         133,333              134          199,851           34,500               --          234,485
Merger conversion shares               10,787                5            9,999          (10,002)              --                2
Shares cancelled                      (50,000)             (50)         (46,450)              --               --          (46,500)
Beneficial conversion
     feature related to
     convertible note                      --               --          (16,500)              --               --          (16,500)
Nominal stock option
     expense                               --               --          499,548               --               --          499,548
Value of warrants issued
     for interest expense                  --               --          132,950               --               --          132,950
Reverse warrant liability                  --               --        6,583,902               --               --        6,583,902
Loss on debt conversion                                                 151,111                                            151,111
Net loss                                   --               --               --               --      (10,361,065)     (10,361,065)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, JANUARY 2, 2007           25,179,215     $     25,179     $ 34,514,391     $    219,642     $(35,133,615)    $   (374,403)
                                 ============     ============     ============     ============     ============     ============


                       The accompanying notes are an integral part of these consolidated financial statements





                                            UWINK, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JANUARY 2, 2007 AND DECEMBER 31, 2005

                                                                                    ------------     ------------
                                                                                         2006             2005
                                                                                    ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net loss                                                                       $(10,361,065)    $ (3,239,557)
     Adjustment to reconcile net loss to net cash used in operating activities:
        Amortization of debt discount on convertible note payable                         16,667           61,714
        Employee Stock Option expense                                                    499,548           95,639
        Depreciation and amortization expense                                             94,826          127,082
        Impairment Loss                                                                       --          203,125
        Bad debt allowance                                                                (3,728)         (19,789)
        Loss on debt conversion                                                          111,227               --
        Gain on settlement of debt                                                       (42,465)              --
        Loss on accounts payable conversion                                               39,884               --
        Fair value of warrant liability                                                6,583,902               --
        Issuance of warrants for debt                                                    132,950               --
        Issuance of common stock for payroll                                             175,000           51,553
        Issuance of common stock for services                                            306,240        1,155,591
        Inventory obsolescence reserve                                                    78,276         (152,945)
        Issuance of common stock for accrued interest                                     13,901           88,500
     Changes in operating assets and liabilities:
        Accounts receivable                                                               18,642          301,799
        Inventory                                                                         99,863          417,271
        Deposits - inventory                                                              66,398          286,796
        Deposits                                                                          (2,300)          (2,536)
        Prepaid expenses and other current assets                                         19,348           17,214
        Accounts payable                                                                  96,934           77,872
        Accrued expenses                                                                  49,338           79,777
        Accrued payroll and related benefits                                              62,444           11,827
        Advances from Customers                                                               --          (75,020)
                                                                                    ------------     ------------
Net cash used in operating activities                                                 (1,944,172)        (514,087)
                                                                                    ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Payment for property and equipment                                                 (942,864)          (2,600)
     Payment for liquor license                                                          (60,000)              --
     Deposits - Sega Gameworks                                                                --          615,000
                                                                                    ------------     ------------
Net cash provided by (used in) investing activities                                   (1,002,864)         612,400
                                                                                    ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from debt                                                                       --          100,000
     Repayment of debt                                                                  (152,100)        (746,295)
     Proceeds from advances from related parties                                              --          289,500
     Repayment of advances from related parties                                         (100,000)        (143,500)
     Proceeds from issuance of common stock                                            2,950,897          368,399
     Proceeds from warrant exercises                                                     234,485               --
     Proceeds from option exercise                                                        45,000               --
                                                                                    ------------     ------------
Net cash provided by (used in) financing activities                                    2,978,282         (131,896)
                                                                                    ------------     ------------

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENT                                      31,247          (33,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            23,759           57,342
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     55,006     $     23,759
                                                                                    ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                                  $      3,049     $      8,225
                                                                                    ============     ============
     Income taxes paid                                                              $        000     $        000
                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

     Conversion of debt into shares of common stock                                      320,000     $    275,003
                                                                                    ============     ============


              The accompanying notes are an integral part of these consolidated financial statements


                                                       F-5

                           UWINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED JANUARY 2, 2007 AND DECEMBER 31, 2005

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

uWink-DE was incorporated under the laws of the State of Delaware on June 10, 1999. Subsequent to the transaction described above, uWink-DE changes its name to uWink California, Inc. ("uWink California"). uWink, Inc. (formerly Prologue) and its subsidiary, uWink California are hereafter referred to as "the Company."

The Company designs, develops and markets entertainment software and platforms for restaurants, bars and mobile devices and manufactures and sells touch screen pay-for-play game terminals and amusement vending machines.

The Company derives its revenue from the sale of its game terminals, amusement vending machines, licensing fees and inventory refills on the vending machines.

The Company is currently operating and continuing to develop the uWink restaurant, an entertainment restaurant concept. The Company's restaurant operations generated $289,929 of revenue for the fiscal year ended January 2, 2007. There were no revenues associated with the uWink restaurant for the year ended December 31, 2005.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $10,361,065 and $3,239,557 for the fiscal years ended January 2, 2007 and December 31, 2005 respectively and had a net working capital deficiency of $1,303,820 and $1,248,178 as of January 2, 2007 and December 31, 2005,
respectively.

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

The Company believes that its working capital as of the date of this report will not be sufficient to fund the current level of operations through the end of the current fiscal year 2007. The Company believes that it will need additional amounts of working capital to finance future losses from operations as it endeavors to build revenue and reach a profitable level of operations. The Company plans to obtain the additional working capital through the private placement sale of its equity and/or debt securities.

Fiscal Year End

In 2006, with the commencement of restaurant operations, the Company adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes. As a result, the Company's 2006 fiscal year ends on January 2, 2007. For the purposes of the accompanying financial statements, the years ended January 2, 2007 and December 31, 2005 are sometimes referred to as fiscal years 2006 and 2005, respectively.

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

Inventory

Non-restaurant inventory consists of finished goods and restaurant inventory consists of food and beverages. All inventory is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value have been determined to be impaired or whose future utility appears limited. For the years ended January 2, 2007 and December 31, 2005, the obsolescence reserve was $295,730 and $217,454, respectively.

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

Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. Amortization of capitalized software development costs was $0 and $84,403 for the years ended January 2, 2007 and December 31, 2005, respectively. There is no amortization related to software development cost for fiscal 2006 as the cost has been fully amortized as of December 31, 2005. Impairment loss on capitalized software development costs was $116,795 for the year ended December 31, 2005, as described in Note 5 below.

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

Restaurant revenue from food and beverage sales is recognized when payment is tendered at the point of sale. Revenue from the sale of gift cards is deferred and recognized upon redemption.

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

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. In 2004, the Company recorded a $100,000 advances from customers liability relating to a one year licensing agreement. Accordingly, the Company recognized licensing revenue of $100,000 in 2005 and reduced the advances from customers liability accordingly. As of January 2, 2007, advances from customers relating to licensing fees amounted to $24,980.

Returns

The Company does not offer customers a contractual right to return products sold by the Company. The Company does accept product returns from time to time on a case by case basis. The Company recorded a Provision for Sales Returns of $150,000 in 2004 to reflect anticipated product returns in 2005. Product returns in 2005 were booked against this provision. The Company did not record any increase in the Provision for Sales Returns in 2005 or 2006 because of the low level of product sales in 2005 and 2006.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended January 2, 2007 and December 31, 2005 amounted to $19,931 and $0, respectively.

Pre-opening Expenses

Pre-opening expenses, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

Sales Taxes

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of January 2, 2007 was $23,997.

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for each of the fiscal years 2006 and 2005 because the effect would have been anti-dilutive:

                                                            2006          2005
                                                         ---------     ---------

Shares to be issued upon conversion of bridge
 loans/ convertible notes                                       --       500,012
Stock options issued to employees                          360,185     2,400,411
Warrants granted to consultants and finders                  7,921       568,814
Warrants granted for financing                           1,268,062     1,866,523
                                                         ---------     ---------
                                                         1,636,168     5,335,760
                                                         =========     =========

Segment Reporting

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon revenue by product line and services (see Note 12).

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended January 2, 2007 and December 31, 2005, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' equity the change in comprehensive loss.

Discounts on Loans

Discounts on loans are principally the values attributed to the detachable warrants issued in connection with the loans and the value of the preferential conversion feature associated with the loans. These discounts are accounted for in accordance with Emerging Issues Task Force("EITF") 00-27 issued by the American Institute of Certified Public Accountants.

Geographic Areas and Major Customers

For the year ended January 2, 2007, the Company generated $57,200 in revenue, amounting to 13% of total revenue, from one customer located in the United States.

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

In February 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 as of January 2, 2007 is to cover the accounts receivable from non-restaurant activities.

NOTE 3- INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of January 2, 2007 and December 31, 2005, determined on a first in first out basis. During the twelve months ended December 31, 2005, obsolete inventory previously reserved for was written down by $485,351 and a corresponding reduction was made to the obsolescence reserve. The remaining inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve to $217,454 at December 31, 2005. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all non-restaurant inventory at January 2, 2007 and December 31, 2005 is treated as finished goods inventory. Restaurant inventory consists of food and beverages.


Inventory at January 2, 2007:
Finished Goods                                                        $ 355,009
Restaurant                                                               17,927
Less:  obsolescence reserve                                            (295,730)
                                                                      ---------
                                                                      $  77,206
                                                                      =========

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at January 2, 2007 consisted of the following:

                                                            2006
                                                         ---------
          Computer equipment                             $ 519,396
          Office furniture and equipment                    17,926
          Restaurant Furniture and Fixtures                543,631
          Leasehold improvements                            84,849
          Machinery and equipment                           82,603
                                                         ---------
                                                         1,248,405
          Less accumulated depreciation                   (356,288)
                                                         ---------
                                                         $ 892,117
                                                         =========

Depreciation expense for the fiscal years ended January 2, 2007 and December 31, 2005 was $69,826 and $42,679, respectively.

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

We recorded no impairment loss expense for the fiscal year ended January 2, 2007.

NOTE 6 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the fiscal year ended January 2, 2007 consisted of the following:


Professional fees              $  489,070
Corporate rent expense            113,196
Pre-opening expenses              180,000
Restaurant operating expenses     572,282
Engineering consulting            316,560
Corporate salary expense          945,678
Employee stock option expense     499,548
Inventory reserve expense         117,489
Other expenses                    457,098
                               ----------
                               $3,690,921
                               ==========

The major components of selling, general and administrative expenses for the year ended December 31, 2005 consisted of the following:

Financial consulting           $  995,351
Professional fees                 364,634
Rent                              115,057
Engineering consulting             89,293
Salary expense                    587,605
Employee stock option expense      97,667
Inventory reserve expense         238,116
Other expenses                    335,321
                               ----------
                               $2,823,044
                               ==========

NOTE 7 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company.

At January 2, 2007 there were no amounts due to related parties.

Due to related parties outstanding at December 31, 2005 consisted of the following:

Convertible note payable to Mr. Bradley Rotter, a member of the Company's board of directors. This note was due April 10, 2006, accrued interest at 10%, and was convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The note was mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.59. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $40,000 to be amortized over the term of the note, 6 months. $20,000 of this discount was amortized in each of 2005 and 2006.

Principal Amount                                                      $ 200,000
Less Discount                                                           (20,000)
                                                                      ---------
                                                                        180,000

Loan payable to the brother-in-law of the President and
CEO issued on August 10, 2005, 6% interest, unsecured,
due upon demand.                                                         39,000

Loan payable to the wife of the President and CEO issued on
various dates in 2004, 8% interest, unsecured, due upon demand.          20,500

Loan payable to the Company's Vice President of Operations
issued on various dates in 2004 and 2005, 8% interest
unsecured, due upon demand.                                              60,500
                                                                      ---------
Total                                                                 $ 300,000
                                                                      ---------

On April 19, 2006, we entered into a letter agreement (the "April Rotter Letter Agreement") with Mr. Rotter, in respect of the $200,000 Convertible Promissory Note, dated October 10, 2005 and due April 10, 2006, payable to Mr. Rotter (the "2005 Rotter Note"). Pursuant to the April Rotter Letter Agreement, effective April 19, 2006, we:

         1. Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, the 2005 Rotter Note;

         2. Issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 100,000 shares of common stock at an exercise price of $0.345 per share; and

         3. Issued a new convertible note (the "2006 Rotter Note") payable to Mr. Rotter, in respect of the unpaid balance of $100,000 on the 2005 Rotter Note. This note was due October 19, 2006, accrued interest at 10%, and was convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The 2006 Rotter Note was mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive additional warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $0.345.

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

On the date of conversion the closing price of our common stock was $1.26. Accordingly, we recorded a $54,111 loss on conversion of this note in the 2006 statement of operations, reflecting the 21,137 share conversion premium and the difference between the $1.00 conversion price and the $1.26 market price. Because the loss on conversion reflects the 20% conversion premium, we also reversed $20,000 of preferential conversion feature expense previously recorded in 2006 in respect of this note.

In connection with a private placement of our equity securities completed on September 18, 2006, the Company converted $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. The common stock and warrants issued as part of this conversion are on the same terms as the common stock and warrants issued to the other investors. Because the Company issued securities on conversion of Ms. Bushnell's and Mr. Lindquist's debt that have identical terms to the securities issued to the third party investors for cash in the September 2006 private placement, the securities issued to Ms. Bushnell and Mr. Lindquist represented the market value equivalent of the debt. Therefore, there is no gain or loss recognized on conversion of debt.

During the fiscal year ended January 2, 2007, we accrued $13,861 in interest on amounts due to related parties and paid $11,162 in interest on amounts due to related parties.

NOTE 8 - NOTES PAYABLE

Notes payable outstanding at January 2, 2007 consisted of the following:

Loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the
Company's Vice President of Marketing was reclassified from "Due to Related
Parties" to "Notes Payable" on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company and was further reclassified from long term liabilities to short term liabilities on the January
2, 2007 balance sheet. Accrued interest of $90,521 outstanding on this note as of January 2, 2007 is included under accrued expenses on the balance sheet as of
January 2, 2007. During 2006, we repaid $30,000 of this note in cash.
In addition, on August 1, 2006, we credited a total of $28,959 in receivables owed to the Company by the holder of the note against the principal amount of this note. On December 19, 2006, we credited an additional $5,600 in receivables
owed to the Company by the holder against the principal amount of the note.             $  47,285




On June 15, 2006, we entered into an amended promissory note with Elite Cabinet
Corporation ("ECC") in relation to trade payables previously owing to ECC. The principal amount of this note is $10,177.75 and the note accrues interest at 8%.
We are required to pay $300 per month on this note from June 15, 2006 to January
15, 2007, at which time the entire unpaid balance plus accrued interest is due and payable. During 2006, we repaid in cash $1,658 of this note. We repaid this
note in cash in full on January 12, 2007.                                                   8,520

                                                                                        ---------

Total                                                                                   $  55,805
                                                                                        =========

NOTE 9 - LONG TERM NOTES PAYABLE

Long term convertible notes payable outstanding at December 31, 2005 consisted of the following:

Convertible note issued on September 8, 2005. The note was due September 8,
2007, accrued interest at 10%, and was mandatorily convertible into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $20,000 to be amortized over the term of the note, 2 years. $3,333 of this discount was amortized in 2005.

Principal Amount                                                                        $ 100,000
Less Discount                                                                             (16,667)
                                                                                        ---------
                                                                                        $  83,333
                                                                                        ---------

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

On the date of conversion the closing price of our common stock was $1.26. Accordingly, we recorded a $57,116 loss on conversion of this note in the fiscal 2006 statement of operations, reflecting the 22,311 share conversion premium and the difference between the $1.00 conversion price and the $1.26 market price. Because the loss on conversion reflects the 20% conversion premium, we also reversed $10,833 of preferential conversion feature expense previously recorded in 2005 and 2006 in respect of this note.

Long term notes payable outstanding at December 31, 2005 consisted of the following:

A $111,844 loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the Company's Vice President of Marketing was reclassified from Due to Related Parties to Notes Payable on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company. Accrued interest of $70,667 outstanding on this note as of December 31, 2005 is included under accrued expenses on the balance sheet as of December 31, 2005. This loan was reclassified to notes payable under current liabilities on the January 2, 1007 balance sheet (see Note 8).

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock of uWink

The Company has authorized 5,000,000 shares of Preferred Stock. The Board of Directors is authorized to establish, from the authorized shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series. Without limiting the authority of the Board of Directors granted hereby, each such class or series of Preferred Stock shall have such voting powers (full or limited or no voting powers), such preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. Fully-paid stock of the Company is not liable to any further call or assessment.

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

During the year ended January 2, 2007, the Company:

On January 10, 2006, issued 500,012 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest. These shares were part of shares to be issued as of December 31, 2005.

On March 31, 2006, issued 115,000 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005. These shares were part of shares to be issued as of December 31, 2005.

On March 31, 2006, issued 50,000 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006. These shares were part of shares to be issued as of December 31, 2005.

On June 8, 2006, issued 434,453 shares of common stock to various service providers valued at $122,076, based on the closing price of our common stock on the date of the relevant agreement. 150,000 of these shares were included in shares to be issued as of December 31, 2005.

On June 8, 2006, issued 33,333 shares of common stock valued at $10,000, based on the closing price of our common stock on the date of the agreement, to Cody Management in exchange for financial consulting services rendered.

On August 4, 2006, issued 241,582 shares of common stock to various service providers valued at $63,134, based on the closing price of our common stock on the date of the relevant agreement.

On September 20, 2006, issued 100,000 shares of common stock valued at $36,000 upon the exercise of stock options.

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

On August 25, 2006, the investors in the March 3, 2006 transaction waived this liquidated damages provision for an additional three-month period, as it relates to the registration statement becoming effective by September 3, 2006. On December 3, 2006, the investors in each of the 2006 transactions agreed, without additional consideration, to permanently waive their right to registration of the warrants and shares of common stock underlying the warrants issued in these transactions as well as their right to liquidated damages for our failure to register the shares issued or issuable in these transactions. As a result, the warrant liability of $6,583,902 as of September 30, 2006 was reclassified to equity as of December 3, 2006.

On October 25, 2006, issued 99,582 shares of common stock to various service providers valued at $38,776, based on the closing price of our common stock on the date of the relevant agreement.

On October 25, 2006, issued 3,334 shares of common stock valued at $2,000, based on the closing price of the common stock on the date of the agreement, to Richard Strong in exchange for engineering consulting service rendered.

On October 25, 2006, issued 100,000 shares of common stock valued at $27,000, based on the closing price of our common stock on the date of the agreement, to
S. Raymond Hibarger, its former Vice President of Marketing, in final settlement of all compensation due to Mr. Hibarger.

On October 25, 2006, issued 10,787 shares valued at $10,007 to 2 accredited individual investors relating to our merger with uWink California in 2003 and our capital raising transactions in 2004. These shares were included as shares to be issued on the December 31, 2005 balance sheet and had remained unissued for ministerial reasons.

On October 25, 2006, entered into a letter agreement (the "Rotter Letter Agreement") with Mr. Bradley Rotter, a member of its board of directors, in respect of the $100,000 Convertible Promissory Note, dated April 19, 2006 and due October 19, 2006, from the Company to Mr. Rotter (the "Rotter Note"). Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the Rotter Note into shares of common stock at a conversion price of $1 per share. In accordance with the terms of the Rotter Note, Mr. Rotter is entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of securities that results in gross proceeds to the Company of at least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, the Company agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the Rotter Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $126,822. As such, Mr. Rotter accepted 126,822 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company's obligations under the Rotter Note.

         2. In accordance with the terms of the Rotter Note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.

On October 26, 2006, entered into a letter agreement (the "Hines Letter Agreement") with Dr. William Hines in respect of the $100,000 Convertible Promissory Note, dated September 8, 2005 and due September 8, 2007, from the Company to Dr. Hines (the "Hines Note"). Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the Hines Note into shares of common stock of the Company at a conversion price of $1 per share. In accordance with the terms of the Hines Note, Dr. Hines is entitled to receive an additional 20% of such amount in shares of common upon conversion into any offering of Company securities that results in gross proceeds to the Company of at least $3,000,000. While the Hines Note was not yet due, the Company believed it advantageous to remove the Hines Note from the balance sheet, particularly because the Hines Note was secured by assets of the Company. As such, the Company agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the Hines Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted is $133,866. As such, Dr. Hines accepted 133,866 shares of common stock of the Company in full and final satisfaction of the Company's obligations under the Hines Note.

On November 18, 2006, issued 85,898 shares of common stock to various service providers valued at $119,705, based on the closing price of our common stock on the date of the relevant agreement.

On December 6, 2006, issued 133,334 shares of common stock valued at $200,001 on the exercise of warrants at an exercise price of $1.50 per share.

On December 6, 2006 issued 30,000 shares of common stock valued at $9,000 on the exercise of employee stock options at an exercise price of $0.30 per share.

On December 31, 2006, issued 9,386 shares of common stock to various service providers valued at $18,048.

In November 2006, pursuant to a settlement entered into with Burt Martin Arnold, cancelled 50,000 shares of common stock originally issued to Burt Martin Arnold on April 11, 2005 and valued at $46,500.

Shares to be Issued

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

At January 2, 2007, Shares to be Issued consisted of:

         o 79,545 shares valued at $175,000 to be issued in settlement of accrued employee compensation as of January 2, 2007.

         o 100,000 shares valued at $34,500 to be issued upon exercise of warrants at an exercise price of $0.345 per share.

         o 16,635 shares valued at $10,142 remaining unissued in connection with the Company's capital raising transactions in 2004. These shares remained unissued at January 2, 2007 for ministerial reasons.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $499,548 in share-based compensation expense for the year ended January 2, 2007. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.03 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. During the year ended December 31, 2005, the Company recorded $95,639 as the stock based compensation expense.

                                                                       2005
                                                                   ------------
             Net loss as reported                                  $(3,239,557)
             Compensation recognized under APB 25                       95,639
             Compensation recognized under SFAS 123                   (392,870)
                                                                   ------------
             Pro forma                                             $(3,536,788)
                                                                   ============

             Basic and diluted loss per common share as reported   $     (0.28)
             Pro forma                                             $     (0.30)

The Company assumed the uWink.com, Inc. 2000 Employee Stock Option Plan pursuant to its acquisition of uWink California. The 2000 Plan provides for the issuance of up to 681,218 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California) incentive and non-qualified stock options to employees, officers, directors and consultants of the Company. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of January 2, 2007, there are 0 shares available for issuance under this plan.

In 2004, the Company's Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of January 2, 2007, there are 0 shares available for issuance under this plan.

In 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of January 2, 2007, there are 1,486 shares available for issuance under this plan.

On June 8, 2006, the Company's Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 1,000,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to employees, officers, directors, and consultants of the Company. On November, 14, 2006, the Company's Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available under the plan by 1,500,000 to a total of 2,500,00. As of January 2, 2007, there are 688,485 shares available for issuance under this plan.

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

Pursuant to the Stock Option Plans, during the twelve months ended December 31, 2004, the Company granted 352,835 stock options to employees that remain outstanding as of January 2, 2007.

During the twelve months ended December 31, 2005, the Company granted 1,385,000 stock options to employees and directors that remain outstanding as of January 2, 2007. 420,000 of these options were granted on July 25, 2005 at an exercise price of $0.36, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on August 29, 2005 at an exercise price of $0.43 per share, which was equal to the fair value of the shares on that date. 350,000 of these options were granted on September 15, 2005 at an exercise price of $0.57 per share, which was equal to the fair value of the shares on that date. 165,000 of these options were granted on October 21, 2005 at an exercise price of $0.40 per share, which was equal to the fair value of the shares on that date. 100,000 of these options were granted on November 11, 2005 at an exercise price of $0.45 per share, which was equal to the fair value of the shares on that date. All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

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

On September 22, 2006, the Company granted 400,000 stock options to our Director of Restaurant Operations, John Kaufman, at an exercise price of $1.17 per share. 50,000 of these options vest in a lump sum after 3 months. The remaining 350,000 options will vest over a thirty-six month period, with the initial one-sixth vesting after six months.

On October 10, 2006, the Company granted 25,000 stock options to an employee at an exercise price of $1.52 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On October 30, 2006, the Company granted 200,000 stock options to an employee at an exercise price of $1.30 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On November 8, 2006, the Company granted 25,000 stock options to an employee at an exercise price of $1.50 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On November 30, 2006, the Company granted a total of 600,000 stock options to 2 employees at an exercise price of $1.95 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On December 27, 2006, the Company granted a total of 170,000 stock options to 2 employees at an exercise price of $2.20 per share. These options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

Following is a summary of the stock option activity for the year ended January 2, 2007:

                                                       Weighted
                                                       Average
                                           Options     Exercise     Aggregate
                                         outstanding    Price    Intrinsic Value
                                         -----------   --------  ---------------
       Outstanding, December 31, 2005     2,400,411     $0.88      $ 1,454,081
       Granted                            2,865,000     $0.99
       Forfeited                            435,679     $1.05
       Exercised                            130,000     $0.35      $  (253,500)
                                         ----------
       Outstanding, January 2, 2007       4,699,732     $0.94      $ 6,461,941
       Exercisable, January 2, 2007       1,267,179     $0.97      $ 1,761,242

Following is a summary of the status of options outstanding at January 2, 2007:

                  Outstanding Options
                                        Remaining
                              Exercise Contractual
                          Price Number Life Exercisable
      --------------------------------------------------------------
       $0.26           100,000               9.60                  0

       $0.28           275,000               9.57                  0

       $0.30           370,000               9.12             88,357

       $0.32            79,212               5.87             79,212

       $0.33           500,000               9.37            106,393

       $0.36           420,000               8.56            200,986

       $0.40           165,000               8.81             65,699

       $0.43           350,000               8.66            156,301

       $0.45           100,000               8.86             37,900

       $0.55           100,000               9.65                  0

       $0.57           350,000               8.71            150,868

       $0.60            70,000               9.68                  0

       $1.17           400,000               9.73             50,000

       $1.25             6,584               8.00              4,389

       $1.30           200,000               9.84                  0

       $1.38            10,000               8.00              6,667

       $1.45            13,751               7.96              9,356

       $1.50            25,000               9.86                  0

       $1.52            25,000               9.78                  0

       $1.60            10,000               7.96              6,804

       $1.95           600,000               9.92                  0

       $2.20           170,000              10.00                  0

       $2.37            28,516               5.25             28,516

       $2.40           162,500               7.55            133,413

       $2.64           150,000               7.55            123,151

       $3.16            19,169               2.97             19,169
      --------------------------------------------------------------
                     4,699,732                             1,267,179
      --------------------------------------------------------------

For options granted during the year ended January 2, 2007, the weighted-average fair value of such options was $0.93.

During the year ended January 2, 2007 we received $45,000 from the exercise of 130,000 stock options at a weighted-average exercise price of $0.35 per share.

The total weighted-average remaining contractual term of the options outstanding at January 2, 2007 is 9.1 years.

The total weighted-average remaining contractual term of the options exercisable at January 2, 2007 is 8.22 years.

The Company recognized expense of $499,548 for the fair value of the options vested during the year ended January 2, 2007.

The total compensation expense not yet recognized relating to unvested options at January 2, 2007 is $2,988,156 and the weighted average period over which this expense will be recognized is 2.4 years.

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

For the 25,000 options granted on October 10, 2006, the 200,000 options granted on October 30, 2006, and the 25,000 options granted on November 8, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                          119.24%
           Expected dividend yield                                            0

For the 600,000 options granted on November 30, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                          126.64%
           Expected dividend yield                                            0

For the 170,000 options granted on December 27, 2006:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                           115.09%
           Expected dividend yield                                            0

Warrants
--------

Following is a summary of the warrant activity for the year ended January 2, 2007.

                                                                  Weighted-
                                                                   Average
                                                                   Exercise
                                                     Warrants       Price
                                                    ----------     --------
Balance, December 31, 2005                           2,435,337     $  3.09
Granted                                              5,923,271     $  0.35
Exercised                                              233,334     $  1.01
Cancelled                                              273,716     $  4.87
Balance January 2, 2007                              7,851,558     $  1.02

During the year ended January 2, 2007, the Company issued:

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

Because the warrants were subject to registration rights with liquidated damages for failure to register, under EITF 00-19, the fair value of the warrants was accounted for as a liability and, at the end of each reporting period, the fair value of the warrants was recalculated, and changes to the warrant liability and related gain or loss were booked appropriately. On August 25, 2006, the investors in the March 3, 2006 transaction waived this liquidated damages provision for an additional three-month period, as it relates to the registration statement becoming effective by September 3, 2006. On December 3, 2006, the investors in each of the 2006 transactions agreed, without additional consideration, to permanently waive their right to registration of the warrants and shares of common stock underlying the warrants issued in these transactions as well as their right to liquidated damages for our failure to register the shares issued or issuable in these transactions. As a result, the cumulative warrant liability of $6,583,902 at September 30, 2006 was reclassified to equity as of December 3, 2006.

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

As discussed above, the cumulative warrant liability of $6,583,902 at September 30, 2006 was reclassified to equity as of December 3, 2006.

On April 19, 2006, the Company issued 100,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $0.345 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

On October 26, 2006, the Company issued an additional 100,000 immediately-exercisable, three-year warrants at an exercise price of $0.345 to Mr. Rotter in connection with the conversion into common stock of a $100,000 note issued to Mr. Rotter on April 19, 2006. The fair value of the warrants of $116,122 was calculated using the Black Scholes option pricing model using the following assumptions: risk free rate of return of 3.93%, volatility of 119.24%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

The Company recognized interest expense for the year ended January 2, 2007 of $132,950 in respect of the 200,000 warrants issued to Bradley Rotter discussed above. In addition, the Company recognized $6,583,902 of expense in the statement of operations relating to the financing warrants issued during the period. Of this $6,583,902 expense, $3,139,769 reflects expense related to the issuance date fair value of the warrants and $3,444,133 reflects net expense related to the change in the fair value of the warrants.

Following is a summary of the status of warrants outstanding at January 2, 2007:

                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $0.345               5,823,271             2.44               5,823,271
     $1.50                  400,124             3.37                 400,124
     $1.58                   22,180             1.04                  22,180
     $1.75                   85,000             2.75                  85,000
     $2.00                  245,000             2.30                 245,000
     $2.37                  234,995             0.23                 234,995
     $3.50                  890,988             2.75                 890,988
     $5.00                   50,000             2.25                  50,000
     $7.00                   50,000             2.25                  50,000
     $9.00                   50,000             2.25                  50,000
     -----------------------------------------------------------------------
                          7,851,558                                7,851,558
     -----------------------------------------------------------------------

NOTE 12 - SEGMENTS

In 2006, the Company had two reportable segments consisting of (1) Restaurant operations and (2) Products, representing the sale of SNAP! and Bear Shop machines and the licensing of SNAP! and Bear Shop intellectual property. The Company had no restaurant operations prior to 2006. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit (loss) before income taxes. Selling, general and administrative expenses taken into account in determining operating profit
(loss) before income taxes consist primarily of professional fees, corporate and restaurant rent expense, salary and engineering consulting expense, restaurant pre-opening and operating expenses, employee stock option expense, inventory reserve expense and other expenses. Unallocated operating loss before income taxes reflects the sum of fair value of warrant liability expense, loss on conversion of debt expense, interest expense, beneficial conversion feature expense, and gain on settlement of debt and other income.

The following is information for the Company's reportable segments for the year ended January 2, 2007:

                                     --------------------------------------------------
                                     RESTAURANT    PRODUCTS
(IN THOUSANDS)                        SEGMENT       SEGMENT        OTHER        TOTAL
                                     --------------------------------------------------
Revenue                              $    290      $    160     $     --      $    450

Gross margin                              190            11           --           201

(Loss) from operations before tax      (3,179)         (311)      (6,871)      (10,361)

Identifiable assets                     1,044            59           --         1,103
Depreciation and amortization              60             2           --            62


Capital expenditures                    1,003            --           --         1,003

The Company operated in one segment in the year ended December 31, 2005.

NOTE 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of January 2, 2007 are as follows:

          Deferred tax assets:

               Federal net operating loss                          $  6,962,511
               State net operating loss                               1,949,041
                                                                   ------------

               Total deferred tax assets                              8,911,552
               Less valuation allowance                              (8,911,552)
                                                                   ------------
                                                                   $         --
                                                                   ============

At January 2, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $22,427,014 and $22,047,979, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2018 through 2022. State NOLs, if unused, could expire in varying amounts from 2007 through 2010.

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
                                                                   ============

At December 31, 2005, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $19,486,303 and $19,107,268, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2017 through 2021. State NOLs, if unused, could expire in varying amounts from 2006 through 2009.

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal years ended January 2, 2007 and December 31, 2005 is as follows:

                                                        2006               2005
                                                      -------            -------
              Federal income tax rate                   (34%)              (34%)
              State tax, net of federal benefit          (6%)               (6%)
              Increase in valuation allowance            40%                40%
                                                      -------            -------
              Effective income tax rate                 0.0%               0.0%
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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of January 2, 2007 and December 31, 2005, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

Our obligation to pay rent under this lease commenced on October 5, 2006.

Total rent expense for the year ended January 2, 2007 is $177,028. Total rent expense for the year ended December 31, 2005 as $115,057.

Effective September 15, 2006, we entered into a license agreement with SNAP Leisure LLC, a company owned and operated by our former Vice President of Marketing. Pursuant to this agreement, we licensed our SNAP! intellectual property, including the games featured on SNAP! in the form they currently run on SNAP! (we have made significant enhancements to our games for display in our restaurant and SNAP Leisure LLC has no right to those enhancements or any future enhancements or new games we develop), to SNAP Leisure LLC for use in the "pay to play" amusements market worldwide (the "pay to play" amusements market is generally considered to be the coin operated video game machine market). The agreement provides that we are to receive royalties calculated per SNAP! machine sold ($200 royalty per machine for the first 300 machines sold; $80 per machine royalty for the next 700 machines sold; and $50 per machine royalty for any additional machines sold thereafter). We have no obligation to provide any support or software maintenance, upgrades or enhancements under this agreement.

On January 26, 2007, we entered into an Inventory Purchase Agreement, a License Agreement and a Non-Competition Agreement with Interactive Vending Corporation ("IVC"). Pursuant to these agreements, we agreed to sell our remaining Bear Shop machine inventory (at $2,000 per complete machine, payable in 2 installments) and accessories inventory (at our cost) to IVC. In addition, we granted IVC an exclusive, worldwide license to our Bear Shop intellectual property (excluding any intellectual property relating to the name "uWink" or any derivation thereof), including US Patent # 6,957,125,(except that we retain the right of use in the restaurant industry subject to the limitations in the Non-Competition Agreement) in exchange for royalties based on the revenue generated by IVC from the licensed intellectual property, ranging from 5% of revenue in the first year of the agreement to 3% of revenue in years seven, eight, nine and ten of the agreement. We have no obligation to provide any support or software maintenance, upgrades or enhancements under these agreements. We also entered into a Non-Competition Agreement with IVC, pursuant to which we agreed not to engage in the business of interactive vending, other than in the restaurant industry to the extent the interactive vending is integrated into the operations of the restaurant, for as long as IVC is obligated to make royalty payments under the License Agreement.

NOTE 15 - SUBSEQUENT EVENTS

On January 26, 2007, we entered into an Inventory Purchase Agreement, a License Agreement and a Non-Competition Agreement with Interactive Vending Corporation ("IVC"). Pursuant to these agreements, we agreed to sell our remaining Bear Shop machine inventory (at $2,000 per complete machine, payable in 2 installments) and accessories inventory (at our cost) to IVC. In addition, we granted IVC an exclusive, worldwide license to our Bear Shop intellectual property (excluding any intellectual property relating to the name "uWink" or any derivation thereof), including US Patent # 6,957,125,(except that we retain the right of use in the restaurant industry subject to the limitations in the Non-Competition Agreement) in exchange for royalties based on the revenue generated by IVC from the licensed intellectual property, ranging from 5% of revenue in the first year of the agreement to 3% of revenue in years seven, eight, nine and ten of the agreement. We have no obligation to provide any support or software maintenance, upgrades or enhancements under these agreements. We also entered into a Non-Competition Agreement with IVC, pursuant to which we agreed not to engage in the business of interactive vending, other than in the restaurant industry to the extent the interactive vending is integrated into the operations of the restaurant, for as long as IVC is obligated to make royalty payments under the License Agreement.

On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors. The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. The notes are convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

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

These changes in our independent accounting firm were reported on Form 8-K dated July 28, 2005. Our 2005 financial statements were audited by Kabani & Co. and our 2004 financial statements, originally audited by Stonefield Josephson, were reaudited by Kabani & Company.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including the Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 2, 2007 (the "2006 Evaluation Date"). Based on this evaluation, our CEO concluded as of the 2006 Evaluation Date that our disclosure controls and procedures were effective.

Under the supervision and with the participation of our senior management, including the Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the year ended December 31, 2005 (the "2005 Evaluation Date"). Based on this evaluation, our CEO concluded as of the 2005 Evaluation Date that certain of our disclosure controls and procedures were not effective, as evidence by the following failures:

Failure to file a report on Form 8-K regarding our sale, on May 15, 2005, of 533,458 shares of common stock for cash to 6 investors for $293,402.

Failure to file a report on Form 8-K regarding the appointment of Bradley Rotter to our Board of Directors effective November 11, 2005 and regarding the issuance, in October 2005, of a $200,000 note to Mr. Rotter.

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

There has not been any change in our internal control over financing reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended January 2, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 8B

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, SIGNIFICANT EMPLOYEES AND DIRECTORS

Set forth below is certain information concerning each of our directors and executive officers and certain significant employees. Each of the individuals listed as a director below shall serve as a director until the next annual meeting of our shareholders and until their successors have been elected and qualified, or until their resignation, death or removal.

         NAME              AGE                  POSITION OR CAPACITY
         ----              ---                  --------------------
     Nolan Bushnell         63         Chief Executive Officer, Chairman of the Board of Directors
     Peter Wilkniss         41         Chief Financial Officer and Secretary
     Paul Dumais            43         Chief Technology Officer
     John Kaufman           44         Director of Restaurant Operations
     Bruce Kelly            60         Director
     Kevin McLeod           51         Director
     Bradley Rotter         51         Director

Mr. Bushnell has been the Chairman of our Board of Directors, and Chief Executive Officer since December 4, 2003 following our acquisition of uWink California. Mr. Bushnell founded uWink California and has acted as its Chairman, Chief Executive Officer and President since 1999. Mr. Bushnell is best known as the creator of Atari Corporation and Chuck E. Cheese's Pizza Time Theater. In 1980, Mr. Bushnell founded Catalyst Technologies, an incubator which spawned more than 20 companies, including Etak, ACTV, Androbot, Axlon, Magnum Microwave, Irata and ByVideo. Mr. Bushnell holds several patents on some of the basic technologies for many of the early video games developed and is also the inventor or co-inventor of numerous patents in various other fields and industries. Mr. Bushnell received his B.S. in Electrical Engineering from the University of Utah, where he is a "Distinguished Fellow," and later attended Stanford University Graduate School. Mr. Bushnell is also currently a director of Wave Systems Corp. (NASDAQ: WAVX), an SEC reporting company.

Mr. Wilkniss has been our Chief Financial Officer and Secretary since August 29, 2005. Mr. Wilkniss has over 12 years experience in operational and financial leadership in entrepreneurial technology-driven arenas. His areas of expertise include corporate finance and financial reporting, M&A, business development and strategic planning. From June 2004 to April 2005, Mr. Wilkniss was Chief Operating Officer of Juriscape, Inc., an early stage ecommerce company. From January 2003 to May 2004, Mr. Wilkniss was a private investor and business consultant. From 2000 to 2002, Mr. Wilkniss was Managing Director and CFO of the Helfant Group, Inc. (now Jefferies Execution Services, Inc.) subsidiary of Jefferies Group, Inc. (NYSE: JEF). From 1998 to 2000, Mr. Wilkniss was a corporate attorney at Wachtell, Lipton, Rosen & Katz. Mr. Wilkniss holds an MBA from Columbia Business School and a JD from Columbia Law School (with highest honors). He received his BA from the University of Virginia.

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

Mr. Kaufman became employed by us as our Director of Restaurant Operations on September 22, 2006. Prior to that, Mr. Kaufman acted as our Director of Restaurant Operations on a consulting basis. Mr. Kaufman has over 20 years of restaurant experience, specializing in operations. For the past 4 ears, Mr.

Kaufman has been principal of JSK Management, LLC, a restaurant operations and strategic planning consultancy. From 1999 to 2002, Mr. Kaufman as principal of Concepts Etc., Inc., a restaurant management and consultancy specializing in joint ventures, franchise and operating contracts with new and existing restaurants. From 1996 to 1998, Mr. Kaufman was president and chief operating officer of Koo Koo Roo, Inc., where he was responsible for reversing company losses into gains, opening 34 new locations in multiple states, and assisted in a merger with Family Restaurants. From 1995 to 1996, Mr. Kaufman was chief operating officer of Rosti, where he helped develop the prototype restaurant concept, participated in raising $5,000,000 for expansion, and managed the opening of three new restaurants in the Los Angeles market. In 1986, Mr. Kaufman joined California Pizza Kitchen, where he stayed until 1994, as he helped build the company from a single location to more than 68 locations. At California Pizza Kitchen, Mr. Kaufman eventually supervised more than 3,000 employees including 250 managers and 12 area supervisors and two regional vice-presidents of operations.

Mr. Kelly has been a director since December 4, 2003. Since 1998, Mr. Kelly has been President and CEO of Nolan Securities, a registered broker-dealer in securities and investment banking firm.

Mr. McLeod has been a director since March 2004. Since 1998, Mr. McLeod has been the Managing Director of Aircool Engineering, Ltd. of Somerset England. Aircool Engineering is one of the United Kingdom's largest mechanical and electrical contractors. Mr. McLeod is a native of New Zealand currently residing in London.

Mr. Rotter has been a director since November 11, 2005. From 1988 to the present Mr. Rotter has served as Managing Member of the Echelon Group, a private specialty finance company. From 2003 to 2004 Mr. Rotter was Chief Executive Officer of MR3 Systems, Inc. (OTCBB: MRMR), an SEC reporting company. From 1985 to 2004, Mr. Rotter served as President of Presage Corporation, a private investment company. From 1993 to 2003, Mr. Rotter was Chairman of Point West Capital Corporation (OTCBB: PWCC), an SEC reporting company. From 1999 to 2001, Mr. Rotter served on the board of directors of Homeseekers.com Inc., at the time an SEC reporting company and now called Realigent, a private company. Mr. Rotter currently serves on the boards of directors of Sequella, Inc., AirPatrol Corporation and Authentisure, all private companies.

There are no family relationships among any of our executive officers or directors. Except as disclosed in the applicable employment agreements discussed in Item 10 of this report and as further disclosed in Item 12 of this report, no arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected to serve as a director or an executive officer. To the best of our knowledge, (i) there are no material proceedings to which any of our directors or executive officers is a party, or has a material interest, adverse to us; and
(ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years. Our executive officers are elected or appointed by the Board and hold office until their successors are elected and qualified, or until their death, resignation or removal, subject to the terms of applicable employment agreements.

We do not have a nominating, audit or compensation committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

AUDIT COMMITTEE

We do not have a separately segregated audit committee, and our full board of directors performs the functions of an audit committee. We are not required to have an audit committee because we are not a listed security as defined in
Section 240.10A-3.

As a result, we do not have an audit committee financial expert, as defined under Section 228.401.

CODE OF ETHICS

We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, as well as our directors. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 16106 Hart Street, Van Nuys, California 91406.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer of our company, or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and representations to us that no other reports were required, the following directors and executive officers were late or deficient with respect to the following filings under Section 16(a) during 2006 and to date in 2007:

Mr. McLeod failed to timely file form 4's with respect to his acquisition of (1) 333,333 shares of common stock on March 3, 2006; and (2) warrants to acquire 166,667 shares of common stock at an exercise price of $0.345 on March 3, 2006.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation information for services rendered to us by our executive officers (collectively, our "Named Executive Officers") in all capacities, other than as directors, during each of the prior two fiscal years. The following table summarizes all compensation for fiscal years 2006 and 2005 received by our Chief Executive Officer and Chief Financial Officer, our only executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

                                                                                      Non-
                                                                                      Equity     Nonqualified
                                                                                      Incentive  Deferred
                                                                                      Plan       Compen-      All Other
                                                                   Stock    Option    Compen-    sation       Compen-
                                                                   Awards   Awards    sation     Earnings     sation
Name and principal position    Year     Salary ($)     Bonus ($)    ($)     ($)(5)      ($)       ($)         ($)         Total($)
---------------------------    ----     ----------     ---------  --------  -------   --------   ---------    --------    --------
Nolan K. Bushnell, Chief
Executive Officer (1)           2006     $100,000          --        --   $140,689        --         --         --        $240,689
                                2005     $  9,000          --        --         --        --         --         --        $  9,000

Peter F. Wilkniss, Chief
Financial Officer (2)           2006     $120,000 (3)      --        --    $62,000        --         --         --        $182,000
                                2005     $ 30,000 (4)      --        --         --        --         --         --        $ 30,000


(1) The aggregate number of stock awards and option awards issued to Mr. Bushnell and outstanding as of January 2, 2007 is 0 and 670,000, respectively.

(2) The aggregate number of stock awards and option awards issued to Mr. Wilkniss and outstanding as of January 2, 2007 is 0 and 400,000, respectively.

(3) $20,000 of Mr. Wilkniss' salary for 2006 was accrued and has not yet been paid.

(4) Represents salary from October 2005 to December 2005. $25,000 of this amount was accrued and has not yet been paid.

(5) Reflects dollar amounts expensed by us during 2006 for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
--------------------------------------------

The following table summarizes the amount of our executive officers' equity-based compensation outstanding at the fiscal year ended January 2, 2007.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
-----------------------------------------------------------------------------------------

                                             OPTIONS AWARDS
-----------------------------------------------------------------------------------------

                                                EQUITY INCENTIVE
                    NUMBER OF    NUMBER OF      PLAN AWARDS;
                    SECURITIES   SECURITIES     NUMBER OF
                    UNDERLYING   UNDERLYING     SECURITIES
                    UNEXERCISED  UNEXERCISED    UNDERLYING         OPTION     OPTION
                    OPTIONS      OPTIONS        UNEXERCISED        EXERCISE   EXPIRATION
NAME                EXERCISABLE  UNEXERCISABLE  UNEARNED OPTIONS   PRICE      DATE
------------------  -----------  -------------  ----------------  ----------  -----------
                         (#)          (#)             (#)            ($)

Nolan K. Bushnell      123,151        26,849             --         $2.64       7/16/14
                         6,804         3,196             --         $1.60      12/14/14
                         6,667         3,333             --         $1.38      12/29/14
                       106,393       393,607             --         $0.33       5/12/16

Peter F. Wilkniss       89,315       110,685             --         $0.43       8/27/15
                        86,210       113,790             --         $0.57       9/13/15


                                               STOCK AWARDS
                     -----------------------------------------------------------------
                                                                    EQUITY INCENTIVE
                                                 EQUITY INCENTIVE   PLAN AWARDS:
                                                 PLAN AWARDS:       MARKET OR
                     NUMBER OF     MARKET        NUMBER OF          PAYOUT VALUE OF
                     SHARES OR     VALUE OF      UNEARNED SHARES,   UNEARNED SHARES,
                     UNITS OF      SHARES OR     UNITS OR           UNITS, OR
                     STOCK THAT    UNITS THAT    OTHER RIGHTS       OTHER RIGHTS
                     HAVE NOT      HAVE NOT      THAT HAVE          THAT HAVE
NAME                 VESTED        VESTED        NOT VESTED         NOT VESTED
------------------   ------------  -----------   ----------------   ----------------
                          (#)         ($)              (#)               ($)

Nolan K. Bushnell            --      $     --             --                 --

Peter F. Wilkniss            --      $     --             --                 --



AGGREGATED OPTION EXERCISES DURING 2006 AND FISCAL YEAR-END OPTION TABLE
------------------------------------------------------------------------

The following table summarizes information regarding stock options exercised by the Named Executive Officers in 2006 and the value of unexercised "in-the-money" options they held at January 2, 2007.

                                                       Number of Securities
                                                          Underlying               Value of Unexercised
                                                      Unexercised Options          In-The-Money Options at
                                                      at January 2, 2007            at January 2, 2007 (3)
                                                   ---------------------------   ----------------------------
                            Shares of
                             Common
                             Stock
                            Acquired      Value
Name                       on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----                       -----------   --------   -----------   -------------   -----------   -------------
Nolan K. Bushnell(1)           --          --         243,014        426,986        $220,489        $780,711
Peter F. Wilkniss(2)           --          --         175,525        224,475        $316,163        $403,837

(1) 150,000 options were issued on July 15, 2004; 10,000 options were issued on December 16, 2004; 10,000 options were issued on December 31, 2004; and 500,000 options were issued on May 12, 2006. All options vest pro-rata over 36 months with the initial one-sixth vesting after six months.

(2) 200,000 options were issued on August 29, 2005 and 200,000 options were issued on September 15, 2005. All options vest pro-rata over 36 months with the initial one-sixth vesting after six months.

(3) In-the-money options represent unexercised options having a per-share exercise price below $2.30, the closing price of our common stock at December 29, 2006. The value of unexercised in-the-money options equals the number of in-the-money options multiplied by the excess of $2.30 over the per-share exercise prices of the options. The value of unexercised in-the-money options at January 2, 2007, may never be realized by the option holders.

DIRECTOR COMPENSATION

We do not currently have any standard or annual arrangements regarding director compensation. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. We issued no options to our non-employee directors in 2006.

EMPLOYMENT AND MATERIAL CONSULTING AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On March 3, 2006, we entered into an employment agreement with our Chairman and Chief Executive Officer, Nolan Bushnell. Pursuant to the terms of Mr. Bushnell's employment agreement, we will pay Mr. Bushnell an initial base salary of $120,000. Mr. Bushnell will also be eligible to participate in a bonus program to be established by the board of directors.

Pursuant to this agreement, on May 12, 2006, Mr. Bushnell was granted options to purchase 500,000 shares of Company common stock at an exercise price of $0.33 per share. These options vest pro rata over a thirty-six month period, with the initial one-sixth vesting after six months.

Mr. Bushnell's employment is at will. Mr. Bushnell's employment agreement may be terminated by either party with or without cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by us without Cause or by Mr. Bushnell for Good Reason, Mr. Bushnell will be entitled to receive a severance payment equal to 12 months base salary, a pro rata portion of his annual bonus, immediate vesting of all stock options, and payment of any COBRA amount due for the provision of any and all health benefits provided to him and his family immediately prior to his termination for a period of up to 18 months.

On August 29, 2005, we entered into an employment agreement with our Chief Financial Officer, Peter Wilkniss. Pursuant to the terms of Mr. Wilkniss' employment agreement, we will pay Mr. Wilkniss an initial base salary of $150,000. Mr. Wilkniss will also be eligible for an annual bonus of up to 33% of his base salary upon successfully achieving certain goals as specified by Company management. Up to $50,000 of any annual bonus payable to Mr. Wilkniss may be paid in shares of Company common stock in lieu of cash, at our option.

Mr. Wilkniss was granted options to purchase 200,000 shares of Company common stock at an exercise price of $0.43 and options to purchase an additional 200,000 shares of Company common stock at an exercise price equal to the closing price of our common stock on September 9, 2005, $0.57. These options vest pro rata over a thirty-six month period, with the initial one-sixth vesting after six months.

Mr. Wilkniss' employment is at will. Mr. Wilkniss' employment agreement may be terminated by either party with or without cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by us without Cause or by Mr. Wilkniss for Good Reason, Mr. Wilkniss will be entitled to receive a severance payment equal to one month of base salary for every 2 months worked, up to a maximum of 12 months' base salary, as well as a pro rata portion of the annual bonus for the year of termination. A pro rata portion of stock options for the year terminated shall also vest upon such termination.

On September 22, 2006, we entered into an employment agreement with John Kaufman, our Director of Restaurant Operations. Previously, Mr. Kaufman had been a consultant us.

Pursuant to the terms of Mr. Kaufman's employment agreement, we will pay Mr. Kaufman an initial base salary of $120,000. Mr. Kaufman will also be eligible for an annual bonus of up to 50% of his base salary upon successfully achieving certain goals as specified by Company management. Up to $50,000 of any annual bonus payable to Mr. Kaufman may be paid in shares of Company common stock in lieu of cash, at our option.

Mr. Kaufman will be granted options to purchase 400,000 shares of Company common stock at an exercise price of equal to the closing price of our common stock on September 22, 2006. 50,000 of these options will vest in a lump sum after three months. The remaining 350,000 options will vest over a thirty-six month period, with the initial one-sixth vesting after six months.

Mr. Kaufman's employment is at will. Mr. Kaufman's employment agreement may be terminated by either party with or without cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by us without Cause or by Mr. Kaufman for Good Reason, Mr. Kaufman will be entitled to receive a severance payment equal to one month of base salary for every 2 months worked, up to a maximum of 12 months' base salary, as well as a pro rata portion of the annual bonus for the year of termination. A pro rata portion of stock options for the year terminated shall also vest upon such termination.

In each of the employment agreements described above, "Cause" is defined as (i) an action or omission which constitutes a material breach of, or material failure or refusal to perform his duties, (ii) fraud, embezzlement or misappropriation of funds, or (iii) a conviction of any crime which involves dishonesty or a breach of trust or involves us or our executives.

"Good Reason" is defined as (i) a reduction by us in the executive's base salary to a rate less than the initial base salary rate; (ii) a change in the eligibility requirements or performance criteria under any employee benefit plan or incentive compensation arrangement under which the executive is covered, and which materially adversely affects the executive;
(iii) our requiring the executive to be based anywhere other than our headquarters or the relocation of our headquarters more than 20 miles from its current location, except for required travel on our business; (iv) the assignment to the executive of any duties or responsibilities which are materially inconsistent with his status or position as a member of our executive management group; or (v) the executive's good faith and reasonable determination, after consultation with nationally-recognized counsel, that he is being unduly pressured or required by our board of directors or a senior executive to directly or indirectly engage in criminal activity.

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

As of January 2, 2007, we had a total of 25,179,215 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

The following table sets forth, as of January 2, 2007; (a) the names of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director, executive officer and significant employee, the number of shares of common stock beneficially owned and the percentage of our common stock so owned, by each such person, and by all directors, executive officers and significant employees as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

NAME AND ADDRESS OF
BENEFICIAL OWNER*                       NUMBER OF SHARES      PERCENT OF CLASS
--------------------------------------------------------------------------------
Nolan Bushnell (1)(2)                      2,760,582                10.7%

Paul Dumais (1)(3)                           522,223                 2.1%

John Kaufman (1)(9)                          194,866                  **

Peter Wilkniss (1)(4)                        477,778                 1.9%

Kevin McLeod (1)(5)                        1,274,936                 5.0%

Tallac Corp.(6)(7)                         2,500,001                 9.6%

Bradley Rotter (1)(8)                      1,115,711                 4.4%

Bruce Kelly (1)                                   --                   **

All officers, directors
and significant employees as a group       6,346,096                23.4%
(7 persons)

--------------------------------

* Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of options or warrants or other convertible securities.

**Less than one percent

(1) Address is 16106 Hart Street, Van Nuys, California 91406.
(2) Includes 1,959,321 shares held by the Bushnell Living Trust, 177,434 shares held by the Nolan K. Bushnell Insurance Trust, 200,936 shares issuable upon exercise of warrants held by the Bushnell Living Trust, 249,722 shares issuable upon exercise of stock options held by Mr. Bushnell, and 173,169 shares issuable upon exercise of stock options held by Nancy Bushnell, wife of Mr. Bushnell.
(3)Includes 266,667 shares held by Mr. Dumais, 133,334 shares issuable upon exercise of warrants held by Mr. Dumais, and 122,222 shares issuable upon exercise of stock options held by Mr. Dumais.
(4) Includes 200,000 shares held by Mr. Wilkniss, 100,000 shares issuable upon exercise of warrants held by Mr. Wilkniss, and 177,778 shares issuable upon exercise of stock options held by Mr. Wilkniss.
(5) Includes 933,281 shares held by Mr. McLeod, 291,654 shares issuable upon exercise of warrants held by Mr. McLeod, and 50,001 shares issuable upon exercise of stock options held by Mr. McLeod.
(6) Address is 555 Montgomery St. #603, San Francisco, CA 94111.
(7) Includes 1,666,667 shares held by Tallac Corp. and 833,334 shares issuable upon exercise of a warrant held Tallac Corp. There is no relationship between Tallac Corp and/or John E. Lee and us other than as a shareholder.
(8) Includes 626,822 shares held by Mr. Rotter, 450,000 shares issuable upon exercise of warrants held by Mr. Rotter, and 38,889 shares issuable upon exercise of stock options held by Mr. Rotter.
(9) Includes 132,366 shares held by JSK Management, over which Mr. Kaufman has voting and dispositive control, 41,667 shares held by Mr. Kaufman and 20,833 shares issuable upon exercise of warrants held by Mr. Kaufman.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following provides information concerning compensation plans under which our equity securities are authorized for issuance at January 2, 2007.


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

      Equity compensation plans approved            -0-                   -0-                   -0-
      by security holders

      Equity compensation plans not
      approved by security holders (1)          5,659,833(2)             $1.12               689,971
                                            ------------------      ----------------      -----------------
            Total                               5,659,833                $1.12               689,971

(1) In connection with our acquisition of uWink California, we assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the "2000 Plan") and 584,917 options previously issued under the 2000 Plan. The 2000 Plan provides for the issuance of up to 681,218 (after giving effect to a 3.15611 reverse stock split in connection with the uWink California acquisition) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the board of directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. On June 24, 2004, we filed a registration statement of Form S-8 to register 584,917 of these shares. As of January 2, 2007, there are no shares available for issuance under this plan and there were 681,218 shares to be issued upon the exercise of options under this plan.

         In 2004, our Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 1,200,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. On June 24, 2004, we filed a registration statement of Form S-8 to register 1,200,000 of these shares. As of January 2, 2007, there are no shares available for issuance under this plan and there were 1,100,000 shares to be issued upon the exercise of options under this plan.

         In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. On June 19, 2006, we filed a registration statement of Form S-8 to register 2,000,000 of these shares. As of January 2, 2007, there are 1,486 shares available for issuance under this plan and there were 1,968,514 shares to be issued upon the exercise of options under this plan.

         On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 1,000,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to employees, officers, directors, and consultants of the Company. On June 19, 2006, we filed a registration statement on Form S-8 to register 1,000,000 of these shares. On November, 14, 2006, the Company's Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available under the plan by 1,500,000 to a total of 2,500,00 and on November 17, 2006 we amended the registration statement on Form S-8 to register these additional shares. As of January 2, 2007, there are 688,485 shares available for issuance under this plan and there were 950,000 shares to be issued upon the exercise of options under this plan.

         Awards granted under the 2006 Plan vest as determined by the Board of Directors, provided that:

         o no option granted under the 2006 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of our stock will be exercisable after five years from the date of grant; and

         o an option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the Board of Directors.

(2) Includes 960,101 of shares of common stock underlying warrants outstanding at January 2, 2007 issued to consultants for services provided to Company.

       During the calendar year 2006, we issued 861,515 shares in lieu of payment for services rendered on Form S-8. None of these payments were in connection with any fund raising activity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE.

At various dates throughout 2004, S. Raymond Hibarger, Vice President of Marketing, extended amounts under a promissory note totaling $243,139, to fund the production of SNAP! units in China. Our indebtedness to Mr. Hibarger was evidenced by a note bearing interest at 12% per annum and secured by all our inventory and receivables.

In December 2004, Mr. Dennis Nino, the brother-in-law of our CEO, Nolan Bushnell, loaned us $117,000 related to the manufacture of SNAP! units in China. In consideration for the extension of this loan, we paid Mr. Nino an additional $5,000 upon final payment of the note in 2005.

On April 19, 2005, Mr. Nino loaned us an additional $39,000 to be used for operations. This loan, which accrued interest at 6% and was due upon demand, was assigned by Mr. Nino to Nancy Bushnell, the wife of our CEO Nolan Bushnell, on August 1, 2006, and was converted into common stock and warrants in connection with our September 18, 2006 equity financing.

At various dates in 2004, Nancy Bushnell loaned us an aggregate $47,000 for our operations. Our note evidencing this indebtedness accrued interest at 8% per annum and was due on demand. $26,500 of this note was repaid in 2005. Ms. Bushnell loaned us an additional $3,000 in January and February of 2006. This indebtedness was converted into common stock and warrants in connection with our September 18, 2006 equity financing.

At various dates in 2004 and 2005, Dan Lindquist, our Vice President of Operations, loaned us an aggregate $60,500 to be used for operations. This indebtedness, inclusive of accrued interest of 8% per annum thereon, was converted into shares of our common stock and warrants in connection with our September 18, 2006 equity financing.

On December 6, 2004, we issued a convertible note to Mr. Kevin McLeod, one of our directors, in the amount of $50,000. The proceeds of this note were used to fund operations. The note, which accrued interest at 20%, was converted at $0.30 per share into 200,000 shares of our common stock in December 2005. At the time of conversion, the market price of our common stock was $0.30.

On July 25, 2005, Mr. McLeod was granted options to purchase 100,000 shares of our common stock at $0.36 per share.

On November 11, 2005, Mr. Rotter was granted options to purchase 100,000 shares of our common stock at $0.45 per share.

As described more fully in Description of Properties, effective as of April 10, 2006, we secured an approximately 10 year lease on the planned location for our first uWink restaurant in Woodland Hills, California. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, us, Mr. Bushnell and Promenade LP entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to us (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell become obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

Certain of our officers and directors, and family members of officers and directors, participated in a private placement transaction we completed on March 3, 2006 on the same terms as the third party investors who participated in the transaction. Peter Wilkniss, our Chief Financial Officer, invested $30,000 in the transaction and received 100,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.345 per share. Paul Dumais, our Chief Technology Officer, invested $30,000 in the transaction and received 100,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.345 per share. Kevin McLeod, a director, invested $100,000 in the transaction and received 333,333 shares of common stock and immediately-exercisable, three-year warrants to purchase 166,667 shares of common stock at an exercise price of $0.345 per share. Dennis Nino, the brother-in-law of our CEO, invested $75,000 in the transaction and received 250,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 125,000 shares of common stock at an exercise price of $0.345 per share. Robert Nino, the brother-in-law of our CEO, invested $100,000 in the transaction and received 333,333 shares of common stock and immediately-exercisable, three-year warrants to purchase 166,667 shares of common stock at an exercise price of $0.345 per share. In addition, Tallac Corp. invested $500,000 in this transaction and received 1,666,667 shares of common stock and immediately-exercisable, three-year warrants to purchase 833,334 shares of common stock at an exercise price of $0.345 per share; by virtue of this investment, Tallac Corp. became a greater than 10% shareholder of the Company. There is no relationship between the Company and Tallac Corp or John E. Lee other than as a shareholder.

At the time we entered into this transaction, the market price of our common stock was $0.21, although the market price had fluctuated between $0.21 and $0.30 in the three weeks prior to the consummation of the transaction, and the exercise price of the warrants was at a 64% premium to the market price.

Certain of our officers and directors, and family members of officers and directors, participated in a private placement transaction we completed on September 18, 2006 on the same terms as the third party investors who participated in the transaction. Peter Wilkniss, our Chief Financial Officer, invested $30,000 in the transaction and received 100,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 50,000 shares of common stock at an exercise price of $0.345 per share. Paul Dumais, our Chief Technology Officer, invested $50,000 in the transaction and received 166,667 shares of common stock and immediately-exercisable, three-year warrants to purchase 83,333 shares of common stock at an exercise price of $0.345 per share. Kevin McLeod, a director, invested $45,000 in the transaction and received 150,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.345 per share. Robert Nino, the brother-in-law of our CEO, invested $25,000 in the transaction and received 83,333 shares of common stock and immediately-exercisable, three-year warrants to purchase 41,667 shares of common stock at an exercise price of $0.345 per share. Dan Lindquist, our Vice President of Operations, invested $55,500 in the transaction and received 185,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 92,500 shares of common stock at an exercise price of $0.345 per share. Bradley Rotter, a director, invested $150,000 in the transaction and received 500,000 shares of common stock and immediately-exercisable, three-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.345 per share. Brent Bushnell, the son of our CEO, invested $50,000 in the transaction and received 166,667 shares of common stock and immediately-exercisable, three-year warrants to purchase 83,333 shares of common stock at an exercise price of $0.345 per share. Nancy Bushnell, the wife of our CEO, as trustee for the Bushnell Living Trust, invested $50,000 in the transaction and received 166,667 shares of common stock and immediately-exercisable, three-year warrants to purchase 83,333 shares of common stock at an exercise price of $0.345 per share. John Kaufman, our Director of Restaurant Operations, invested $12,500 in the transaction and received 41,666 shares of common stock and immediately-exercisable, three-year warrants to purchase 20,833 shares of common stock at an exercise price of $0.345 per share. Jeffrey Tappan, the husband of our Vice President of User Experience, Alissa Bushnell, invested $25,000 in the transaction and received 83,333 shares of common stock and immediately-exercisable, three-year warrants to purchase 41,667 shares of common stock at an exercise price of $0.345 per share.

In connection with the private placement of our equity securities completed on September 18, 2006, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 shares of common stock and warrants to purchase 117,603 shares of common stock at $0.345 per share, and Mr. Lindquist received 201,667 shares of common stock and warrants to purchase 100,833 shares of common stock at $0.345 per share.

At the time we initiated the September 18, 2006 private placement transaction (and the related debt conversion) in the beginning of August 2006, the market price of our common stock had consistently been below $0.30 per share since March 2006, and had been as low as $0.21 per share, and continued in that range until August 16, 2006. In the three weeks leading up to the September 8, 2006 closing of the first $804,000 of cash proceeds under this transaction and the Bushnell and Lindquist debt conversions, as reported in our September 12, 2006 Form 8-K, the closing price of our stock rose from $0.27 to $0.55. On September 8, 2006, when Messrs. Wilkniss, Dumais, Rotter, Tappan and Lindquist became committed to the transaction, and the Bushnell and Lindquist debt conversions became committed, the $0.345 exercise price of the warrants was at a 37% discount to the $0.55 closing price. On September 18, 2006, when we completed the remainder of this transaction and when the Bushnells, and Messrs. Kaufman, Nino and McLeod became committed to the transaction, the $0.345 exercise price of the warrants was at a 70% discount to the $1.12 closing price.

On April 19, 2006, we entered into a letter agreement (the "April Rotter Letter Agreement") with Bradley Rotter, a member of our board of directors, pursuant to which we:

         1. Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, a $200,000 10% note issued to Mr. Rotter in October 2005;

         2. Issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 100,000 shares of common stock at an exercise price of $0.345 per share; and

         3. Issued a new convertible note (the "2006 Rotter Note") in respect of the unpaid balance of $100,000 on the 2005 Rotter Note. This note was due October 19, 2006, accrued interest at 10%, and was convertible, at the option of Mr. Rotter, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The 2006 Rotter Note was mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to us of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive additional warrants to purchase 100,000 shares of our common stock at an exercise price of $0.345.

The market price of our common stock on April 19, 2006, was $0.30. Consequently, the exercise price of the warrants issued to Mr. Rotter on that date was at a 15% premium to the market price.

On October 25, 2006, we entered into a letter agreement (the "October Rotter Letter Agreement") in respect of the 2006 Rotter Note pursuant to which:

         1. Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the 2006 Rotter
                  Note into shares of common stock at a conversion price of $1 per share. Rather than repay the 2006 Rotter Note in cash, we agreed with Mr. Rotter that he would be entitled to receive an additional 20% upon conversion of the 2006 Rotter Note into shares of our common stock. As a result, Mr. Rotter accepted 126,822 shares of our common stock, together with the warrants set forth below, in full and final satisfaction of our obligations under the 2006 Rotter Note.

         2. In accordance with the terms of the 2006 Rotter Note, we also issued to Mr. Rotter three-year immediately-exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.345 per share.

At the time we converted the 2006 Rotter Note, the market price of our common stock was $1.26. At the time we agreed to issue these warrants, the exercise price was at 15% premium to the $0.30 market price. At the time we issued these warrants, the exercise price was at a 73% discount to the $1.26 market price.

On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors. The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. Among those participating in this transaction, were Peter Wilkniss, our Chief Financial Officer, who invested $25,000 and Dennis Nino, the brother-in-law of our CEO, who invested $50,000.

ITEM 13. EXHIBITS.

Index to Exhibits

                                             EXHIBIT LIST

--------------------------------------------------------------------------------------------------------

 EXHIBIT
   NO.                                                        EXHIBIT METHOD OF FILING
 -------                                                      ------------------------
  2.1      Securities Purchase Agreement and Plan of       Incorporated by reference to our
           Reorganization among Prologue, uWink, Inc.      Current Report on Form 8-K filed December
           and the stockholders of uWink listed on the     18, 2003.
           signature pages thereto, dated as of November
           21, 2003.
  3.1      Restated Certificate of Incorporation.          Incorporated by reference to our
                                                           Quarterly Report on
                                                           Form 10-KSB for the
                                                           Year ended December
                                                           31, 2003.
  3.2      Restated Bylaws                                 Incorporated by reference to our
                                                           Annual Report on Form
                                                           10-QSB for the
                                                           Quarter ended June
                                                           30, 2004.
  4.1      Form of uWink, Inc. Warrant, dated March 3,     Incorporated by reference to our
           2006.                                           Current Report on Form 8-K filed on March 9,
                                                           2006.
  4.2      Form of uWink, Inc. Warrant, dated May 15,      Incorporated by reference to Exhibit 4.2 to
           2005.                                           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
  4.3      Form of uWink, Inc. Warrant, dated 2004.        Incorporated by reference to Exhibit 4.3 to
                                                           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
  4.4      Convertible Promissory Note, dated September    Incorporated by reference to Exhibit 4.4 to
           8, 2005.                                        our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
  4.5      Convertible Promissory Note, dated October      Incorporated by reference to Exhibit 4.5 to
           10, 2005.                                       our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
  4.6      Promissory Note in favor of S. Raymond and      Incorporated by reference to Exhibit 4.6 to
           Victoria Hibarger and related Financing         our Annual Report on Form 10-KSB
           Agreement, dated July 23, 2001,                 filed April 17, 2006.
           as amended as of February 15, 2006.
  4.7      Form of Convertible Promissory Note, dated      Incorporated by reference to Exhibit 4.7 to
           November 2004.                                  our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
  4.8      Line of Credit between the Company and Nancy    Incorporated by reference to Exhibit 4.8 to
           Bushnell dated December 23, 2004.               our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
  4.9      Line of Credit between the Company and Dan      Incorporated by reference to Exhibit 4.9 to
           Lindquist dated December 23, 2004.              our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
 4.10      Demand Note, dated August 10, 2005, in favor    Incorporated by reference to Exhibit 4.10 to
           of Dennis Nino.                                 our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
 4.11      Letter Agreement, dated April 19, 2006,         Incorporated by reference to our
           between the Company and Mr. Bradley Rotter.     Current Report on Form 8-K filed on April 19,
                                                           2006.
 4.12      Form of uWink, Inc. Warrant issued to Bradley   Incorporated by reference to our
           Rotter.                                         Current Report on Form 8-K filed on April 19,
                                                           2006.
 4.13      $100,000 Convertible Promissory Note, dated     Incorporated by reference to our
           April 19, 2006.                                 Current Report on Form 8-K filed on April 19,
                                                           2006.
 4.14      Form of uWink, Inc. Warrant, dated March 3,     Incorporated by reference to our
           2006.                                           Current Report on Form 8-K filed on March 9,
                                                           2006.
 4.15      Form of uWink, Inc. Warrant, dated September    Incorporated by reference to our
           2006.                                           Current Report on Form 8-K filed on September
                                                           11, 2006.
 4.16      Form of Waiver from March 2006 investors.       Incorporated by reference to Exhibit 4.16 to
                                                           Amendment No. 2 to our Registration
                                                           Statement on Form SB-2 filed on January 18, 2006.




 4.17      Form of Waiver from September 2006 investors.   Incorporated by reference to Exhibit 4.17 to
                                                           Amendment No. 2 to our Registration
                                                           Statement on Form SB-2 filed on January 18, 2006.
 4.18      Form of Convertible Promissory Note,            Incorporated by reference to our
           Dated March 2007.                               Current Report on Form 8-K filed on
                                                           April 2, 2007.
*10.1      2005 Stock Incentive Plan.                      Incorporated by reference to our
                                                           Current Report on
                                                           Form 8-K filed on
                                                           September 15, 2005.
*10.2      2004 Stock Incentive Plan.                      Incorporated by reference to Exhibit 10.2 to
                                                           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
*10.3      2000 Stock Incentive Plan.                      Incorporated by reference to Exhibit 10.3 to
                                                           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
*10.4      Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8
                                                           filed November 17, 2006.
*10.5      Employment Agreement between the Company and    Incorporated by reference to our
           Nolan Bushnell.                                 Current Report on Form 8-K filed on March 9,
                                                           2006.
*10.6      Employment Agreement between the Company and    Incorporated by reference to Exhibit 10.1 to
           Peter Wilkniss.                                 our Current Report on Form 10-QSB
                                                           for the Quarter ended September 30, 2005 filed
                                                           on November 21, 2005.
*10.7      Employment Agreement between the Company and    Incorporated by reference to Exhibit 10.1 to
           John Kaufman.                                   our Current Report on Form 8-K filed
                                                           September 27, 2006.
 10.8      Lease Agreement between the Company and Patco   Incorporated by reference to Exhibit 10.7 to
           Properties, L.P., dated April 21, 2005.         our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
 10.9      Lease Agreement between Nolan Bushnell and      Incorporated by reference to Exhibit 10.8 to
           Promenade LP, dated February 3, 2006.           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
 10.10     Assignment, Assumption and Consent Agreement    Incorporated by reference to Exhibit 10.9 to
           among Nolan Bushnell, the Company and           our Annual Report on Form 10-KSB
           Promenade LP, dated April 10, 2006.             filed April 17, 2006.
 10.11     Letter Agreement between the Company and        Incorporated by reference to Exhibit 10.10 to
           Nolan Bushnell, dated April 10, 2006.           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
 10.12     Lease Termination Agreement, dated May 10,      Incorporated by reference to our Current
           2006, between the Company, Patco Properties     Report on Form 8- K filed on June 5, 2006.
           LP and Nolan Bushnell.
 10.13     Lease Agreement, dated May 22, 2006, between    Incorporated by reference to our Current
           the Company and Clyde C. Berkus.                Report on Form 8- K filed on June 5, 2006.
 10.14     Securities Purchase Agreement dated March 3,    Incorporated by reference to our
           2006 between uWink, Inc. and Investors.         Current Report on Form 8-K filed on March 9,
                                                           2006.
 10.15     Securities Purchase Agreement dated September   Incorporated by reference to our
           8, 2006 between uWink, Inc. and Investors.      Current Report on Form 8-K filed on September
                                                           11, 2006.
 10.16     Licensing and Distribution Agreement            Incorporated by reference to Exhibit 10.16 to
           Dated September 15, 2006 between uWink,Inc.     Amendment No. 1 to our Registration
           And SNAP Leisure LLC.                           Statement on Form SB-2 filed on December 8, 2006.
 10.17     License Agreement with Bell-Fruit Games.        Incorporated by reference to Exhibit 4.18 to
                                                           Amendment No. 2 to our Registration
                                                           Statement on Form SB-2 filed on January 18, 2006.
 10.18     Inventory Purchase Agreement with Interactive   Incorporated by reference to Exhibit 4.19 to
           Vending Corporation                             Amendment No. 3 to our Registration
                                                           Statement on Form
                                                           SB-2 filed on February 5, 2006.
 10.19     License Agreement with Interactive              Incorporated by reference to Exhibit 4.20 to
           Vending Corporation                             Amendment No. 3 to our Registration
                                                           Statement on Form
                                                           SB-2 filed on February 5, 2006.
 10.20     Non-Competition Agreement with Interactive      Incorporated by reference to Exhibit 4.21 to
           Vending Corporation                             Amendment No. 3 to our Registration
                                                           Statement on Form
                                                           SB-2 filed on February 5, 2006.
 14.1      Code of Ethics and Conduct.                     Incorporated by reference to Exhibit 14.1 to
                                                           our Annual Report on Form 10-KSB
                                                           filed April 17, 2006.
 16.1      Letter from Stonefield Josephson, Inc., dated   Incorporated by reference to our
           September 1, 2005.                              Current Report on Form 8-K filed September 9,
                                                           2005.





 21.1      Subsidiaries of the Company.                    Incorporated by reference to Exhibit 21.1 to
                                                           Amendment No. 3 to our Registration
                                                           Statement on Form SB-2 filed on February 5, 2006.
 23.1      Consent of Kabani & Company, Inc., Certified    Filed herewith.
           Public Accountants.
 31.1      Rule 13a-14(a)/15d-14(a) Certification of       Filed herewith.
           Chief Executive Officer.
 31.2      Rule 13a-14(a)/15d-14(a) Certification of       Filed herewith.
           Chief Financial Officer.
 32.1      Certification Pursuant to 18 U.S.C.ss.1350      Filed herewith.
           of Chief Executive Officer.
 32.2      Certification Pursuant to 18 U.S.C.ss.1350      Filed herewith.
           of Chief Financial Officer.

*Management contract or compensatory plan or arrangement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kabani & Company, Inc., is our independent auditor. Kabani & Company audited our financial statements for the fiscal years ended January 2, 2007 and December 31, 2005 and reaudited our financial statements for the fiscal year ended December 31, 2004. Stonefield Josephson audited our financial statements for the fiscal years ended December 31, 2004 and 2003 and. We replaced Stonefield Josephson with Kabani & Company effective July 27, 2005 as reported by us on Form 8-K dated July 28, 2005.

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered to us by Kabani & Company for our 2006 audit, our 2005 audit, the reaudit of 2004 and reviews of our interim statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, June 30, 3005 and September 30, 2005 were as follows:

Services Provided             2006        2005         2004
-----------------             ----        ----         ----
Audit Fees.............    $ 84,600     $  39,500    $  32,500 (reaudit of 2004)
Audit Related Fees.....    $ -          $  -         $  -
Tax Fees...............    $ -          $  -         $  -
All Other Fees.........    $ -          $  -         $  -
Total..................    $ 84,600     $  39,500    $  32,500

Aggregate fees for professional services rendered to us by Stonefield Josephson for the audit of our financials statements for the fiscal year ended December 31, 2004 and reviews of our interim statements included in our quarterly reports for 2004 and the quarter ended March 31, 2005 were as follows:

Services Provided                2005          2004
-----------------                ----          ----
Audit Fees.............       $ 19,877       $  81,032
Audit Related Fees.....       $ -            $  -
Tax Fees...............       $ -            $  -
All Other Fees.........       $ 1,740        $  10,893
Total..................       $ 21,617       $  91,872

AUDIT FEES. The aggregate fees billed for the years ended January 2, 2007, December 31, 2005 and December 31, 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

AUDIT RELATED FEES. There were no fees billed for the years ended January 2, 2007, December 31, 2005 and December 31, 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

TAX FEES. There were no fees billed for the years ended January 2, 2007, December 31, 2005 and December 31, 2004 for professional services by Kabani & Company or Stonefield Josephson for tax compliance, tax advice and tax planning.

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

In accordance with Section 13(a) or 15(d) of the Exchange Act, we has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     uWINK, INC.

Dated April 2, 2007             By:  /s/ Nolan K. Bushnell
                                     ----------------------------------
                                     Nolan K. Bushnell
                                     President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signatures                Title                                   Date
--------------------------------------------------------------------------------
/s/ Nolan K. Bushnell     President, Chief Executive Officer      April 2, 2007
-----------------------
Nolan K. Bushnell

/s/ Peter F. Wilkniss     Chief Financial Officer,
-----------------------   Chief Accounting Officer and Secretary  April 2, 2007
Peter F. Wilkniss

/s/ Bruce P. Kelly        Director                                April 2, 2007
-----------------------
Bruce P. Kelly

/s/ Bradley N. Rotter     Director                                April 2, 2007
-----------------------
Bradley N. Rotter

/s/ Kevin McLeod          Director                                April 2, 2007
-----------------------
Kevin McLeod