Form 10QSB
period 2007-04-03
uWink, Inc.
filed 2007-05-15
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED April 3, 2007

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

The number of shares of common stock outstanding as of May 14, 2007 was 26,068,824.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                               2

           Consolidated Balance Sheet as of April 3, 2007 (unaudited)         2

           Consolidated Statement of Operations for the three month periods
           ended April 3, 2007 and March 31, 2006 (unaudited)                 3

           Consolidated Statement of Cash Flows for the three month periods
           ended April 3, 2007 and March 31, 2006 (unaudited)                 4

           Notes to Consolidated Financial Statements (unaudited)             5

Item 2.    Management's Discussion and Analysis or Plan of Operations        21

Item 3.    Controls and Procedures                                           29

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       30

Item 6.    Exhibits                                                          30

SIGNATURES                                                                   31

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                UWINK, INC. AND SUBSIDIARY
                                Consolidated Balance Sheet
                                    As of April 3, 2007
                                        (Unaudited)


                                          ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $    105,067
    Account receivable, net of allowance for doubtful accounts of $72,265           44,216
    Inventory, net of reserve for obsolescence                                      81,198
    Prepaid expenses and other current assets                                       49,038
                                                                              ------------
      TOTAL CURRENT ASSETS                                                         279,519

PROPERTY AND EQUIPMENT, NET                                                        887,652

INTANGIBLE ASSETS, NET                                                              20,000

LONG TERM DEPOSIT                                                                    2,300
                                                                              ------------
      TOTAL ASSETS                                                            $  1,189,471
                                                                              ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                          $    911,239
    Accrued expenses                                                               252,651
    Accrued payroll and related benefits                                           205,811
    Notes payable                                                                  814,885
    Due to related parties                                                          50,000
    Advance from Customers                                                          24,980
                                                                              ------------
      TOTAL CURRENT LIABILITIES                                                  2,259,566
                                                                              ------------

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; 50,000,000 shares authorized;
       25,931,197 shares issued and outstanding                                     25,931
    Additional paid-in capital                                                  35,116,618
    Accumulated deficit                                                        (36,425,161)
    Shares to be Issued                                                            212,517
                                                                              ------------
      TOTAL STOCKHOLDERS' DEFICIT                                               (1,070,095)
                                                                              ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  1,189,471
                                                                              ============


                   The accompanying notes are an integral part of these
                       unaudited consolidated financial statements



                             UWINK, INC. AND SUBSIDIARY
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                         Three month periods ended
                                                      ------------------------------
                                                        April 3,          March 31,
                                                          2007              2006
                                                      ------------      ------------
                                                                         (RESTATED)

NET SALES                                             $    578,876      $     50,347

COST OF SALES                                              198,128            34,168
                                                      ------------      ------------
     GROSS PROFIT                                          380,748            16,179
                                                      ------------      ------------

OPERATING EXPENSES
     Selling, general and administrative expenses        1,658,794           395,326
                                                      ------------      ------------
     TOTAL OPERATING EXPENSES                            1,658,794           395,326
                                                      ------------      ------------

     LOSS FROM OPERATIONS                               (1,278,046)         (379,147)
                                                      ------------      ------------

OTHER INCOME (EXPENSE)
     Beneficial conversion of debt                              --           (22,500)
     Gain on settlement of debt                                 --               676
     Interest expense                                      (12,031)           (7,924)
     Fair value of warrant liability                            --          (500,444)
                                                      ------------      ------------
     TOTAL OTHER EXPENSE                                   (12,031)         (530,192)
                                                      ------------      ------------

     LOSS BEFORE PROVISION FOR INCOME TAXES             (1,290,077)         (909,339)

PROVISION FOR INCOME TAXES                                   1,379                --
                                                      ------------      ------------

     NET LOSS                                         $ (1,291,456)     $   (909,339)
                                                      ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $      (0.05)     $      (0.06)
                                                      ============      ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC & DILUTED                      25,710,452        14,621,965
                                                      ============      ============

         Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive

                The accompanying notes are an integral part of these
                    unaudited consolidated financial statements




                                          UWINK, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                                   Three month periods ended
                                                                                  ----------------------------
                                                                                   April 3,          March 31,
                                                                                     2007              2006
                                                                                  -----------      -----------
                                                                                                    (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(1,291,456)     $  (909,339)
   Adjustment to reconcile net loss to net cash used in operating activities:
       Amortization of debt discount on convertible note payable                           --           24,000
       Employee Stock Option expense                                                  253,779          110,034
       Depreciation and amortization expense                                           79,298            2,663
       Bad debt allowance                                                                  --          (13,120)
       Fair value of warrant liability                                                     --          500,444
       Issuance of common stock for payroll                                            18,750               --
       Issuance of common stock for services                                           53,121           11,708
       Inventory obsolescence reserve                                                 (48,000)         (22,116)
   Changes in operating assets and liabilities:
     Accounts receivable                                                              (24,571)           3,766
     Inventory                                                                         44,008           53,294
     Deposits                                                                              --            5,000
     Prepaid expenses and other current assets                                        (27,203)         (21,251)
     Accounts payable                                                                 (88,184)         (69,397)
     Accrued expenses                                                                   9,947          (10,897)
     Accrued payroll and related benefits                                              51,121           80,551
                                                                                  -----------      -----------
Net cash used in operating activities                                                (969,390)        (254,660)
                                                                                  -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                            (59,833)          (5,000)
                                                                                  -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt securities                                                      782,000               --
   Repayment of debt                                                                  (22,920)        (120,000)
   Proceeds from advances from related parties                                         50,000            3,000
   Proceeds from issuance of common stock                                                  --        1,500,000
   Proceeds from exercise of warrants                                                 183,713               --
   Proceeds from exercise of options                                                   86,490               --
   Payment of offering costs                                                               --          (81,898)
                                                                                  -----------      -----------
Net cash provided by financing activities                                           1,079,283        1,301,102
                                                                                  -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENT                                               50,061        1,041,442

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         55,006           23,759
                                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   105,067      $ 1,065,201
                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                  $        --      $     1,778
                                                                                  ===========      ===========
   Income taxes paid                                                              $        --      $        --
                                                                                  ===========      ===========


                             The accompanying notes are an integral part of these
                                 unaudited consolidated financial statements

                                                       4

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company" or "we"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended January 2, 2007 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended April 3, 2007 are not necessarily indicative of the results to be expected for the full year ending January 1, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,291,546 for the three months ended April 3, 2007, and as of April 3, 2007, the Company had an accumulated deficit of $36,425,161. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fiscal Year End

In 2006, with the commencement of restaurant operations, the Company adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, the Company's 2006 fiscal year ended on January 2, 2007 and the Company's 2007 fiscal first quarter ended on April 3, 2007.

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

Inventory

Non-restaurant inventory consists of finished goods and restaurant inventory consists of food and beverages and merchandise for sale in the restaurant. All inventory is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value has been determined to be impaired or whose future utility appears limited. At April 3, 2007, the reserve for obsolescence was $247,730 and related exclusively to non-restaurant inventory.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5-10 years for machinery and equipment and 3-5 years for office and restaurant furniture and equipment. Computer equipment and related software is depreciated using the straight-line method over its estimated useful life of 3 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

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

Revenue Recognition

The Company recognizes revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when the Company delivers its touch screen pay-for-play game terminals to its customer and the Company believes that persuasive evidence of an arrangement exits, the fees are fixed or determinable and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, the Company has no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. The Company delivers the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of April 3, 2007, there is no impairment related to long-lived assets.

Advances from Customers

The Company records advances from customers as a liability and recognizes these amounts as revenue over the period of the related agreement. As of April 3, 2007, advances from customers relating to licensing fees amounted to $24,980.

Returns

The Company does not offer customers a contractual right to return products sold by the Company. The Company does accept product returns from time to time on a case by case basis.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.

Pre-opening Expenses

Restaurant pre-opening expenses, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

Sales Taxes

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of April 3, 2007 was $46,800.

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

Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period presentation.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the fiscal quarters ended April 3, 2007 and March 31, 2006 because the effect would have been anti-dilutive:

                                                          2007           2006
                                                       ----------     ----------
        Stock options issued to employees               1,430,520      2,264,732
        Warrants issued to consultants and finders         30,101        335,398
        Warrants issued for financing                   1,998,186      5,049,939
                                                       ----------     ----------
                                                        3,458,807      7,650,069
                                                       ==========     ==========

Diluted earnings (loss) per share has not been presented because the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 as of April 3, 2007 is to cover the accounts receivable from non-restaurant activities.


NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of April 3, 2007, determined on a first in first out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all non-restaurant inventory at April 3, 2007 is treated as finished goods inventory.

During the three months ended April 3, 2007, the Company generated $16,000 in revenue from the sale of obsolete inventory previously fully reserved for at a value of $48,000. Accordingly, gross non-restaurant inventory was written down by $48,000 and a corresponding reduction was made to the obsolescence reserve. The obsolescence reserve at April 3, 2007 relates solely to non-restaurant inventory. Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurant.

Inventory at April 3, 2007:
Finished Goods                                                        $ 304,782
Restaurant                                                               24,146
Less:  obsolescence reserve                                            (247,730)
                                                                      ---------
                                                                       $ 81,198
                                                                      =========


NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at April 3, 2007 consisted of the following:


          Computer equipment                             $ 544,922
          Office furniture and equipment                    17,926
          Restaurant Furniture and Fixtures                577,938
          Leasehold improvements                            84,849
          Machinery and equipment                           82,603
                                                         ---------
                                                         1,308,238
          Less accumulated depreciation                   (420,586)
                                                         ---------
                                                         $ 887,652
                                                         =========

Depreciation expense for the three months ended April 3, 2007 and March 31, 2006 was $64,298 and $2,663, respectively.

NOTE 6 - INTANGIBLE ASSETS

The intangible assets as of April 3, 2007 consisted of the following:

                  Liquor License                      $60,000

                  Less: Amortization                   40,000
                                                      -------
                                                      $20,000
                                                      =======

The amortization schedule for the next five years is as follows:

                2007                                  $20,000


NOTE 7 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the three months ended April 3, 2007 consisted of the following:

                  Professional fees             $  123,099
                  Rent                              81,729
                  Restaurant operating expenses    157,412
                  Product development               81,980
                  Salary expense                   761,068
                  Employee stock option expense    253,779
                  Other                            199,727
                                                ----------
                                                $1,658,794
                                                ==========

The major components of selling, general and administrative expenses for the three months ended March 31, 2006 consisted of the following:

                  Professional fees              $  38,179
                  Rent                              30,600
                  Salary expense                   163,819
                  Employee stock option expense    110,034
                  Other                             52,694
                                                 ---------
                                                 $ 395,326
                                                 =========

NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its officers and their family members and directors of the Company.

Due to related parties outstanding at April 3, 2007 consisted of the following:

Convertible Note payable to Mr. Dennis Nino, brother-in-law of our CEO. This note is due August 28, 2007, accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Nino, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Nino will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

Principal Amount                                                       $ 50,000

On April 2, 2007, we entered into an agreement with our CFO, Peter Wilkniss, pursuant to which Mr. Wilkniss agreed to purchase a $25,000 six month convertible note. We received the $25,000 purchase price for this note on April 10, 2007 and issued the note on that date. The note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Wilkniss, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Wilkniss will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

During the three month period ended April 3, 2007, we accrued $416 in interest on amounts due to related parties and paid $0 in interest on amounts due to related parties.

During the three months ended April 3, 2007, salary amounting to $67,500 was paid to employees related to the CEO.

NOTE 9 - NOTES PAYABLE

Notes payable outstanding at April 3, 2007 consisted of the following:

Loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 10% interest secured by inventory and receivables of the Company, due November 14, 2007. On May 14, 2007, we amended the terms of this note to: reduce the interest rate from 12% to 10%; extend the term from February 15, 2007 to November 14, 2007; prohibit prepayments on the note; and make the principal and accrued interest outstanding under the note convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

This loan was reclassified from "Due to Related Parties" to "Notes Payable" on the December 31, 2005 balance sheet following the termination of the holder's employment with the Company and was further reclassified from long term liabilities to short term liabilities on the January 2, 2007 balance sheet.
Accrued interest of $94,440 outstanding on this note as of April 3, 2007 is included under accrued expenses on the balance sheet as of April 3, 2007. During the three month period ended April 3, 2007, we repaid $14,400 of this note in cash.

Principal Amount                                                                             $   32,885

Convertible Notes in favor of 17 accredited individual investors with maturity dates ranging from August 12, 2007 to September 30, 2007. The notes accrue interest at 10%, are secured by our assets, and are convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000.
Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

Aggregate Principal Amount                                                                      782,000
                                                                                             ----------
Total notes payable                                                                          $  814,885
                                                                                             ==========

NOTE 10 - EQUITY

Preferred Stock

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

During the three-month period ended April 3, 2007, the Company:

issued 120,000 shares of common stock valued at $86,490 upon the exercise of stock options. Out of these, 35,000 shares of common stock valued at $17,500 were issued to employees related to the CEO of the Company;

issued 607,502 shares of common stock valued at $209,588 upon the exercise of warrants. Out of these, 100,000 shares of common stock valued at $34,500 were issued to the CFO of the Company and 100,000 shares of common stock valued at $34,500 were issued to a Director; and

issued 24,480 shares of common stock in exchange for computer consulting services valued at $53,121.

Shares to be Issued

At April 3, 2007, Shares to be Issued consisted of:

         o 94,914 shares valued at $193,750 to be issued in settlement of accrued employee compensation as of April 3, 2007. Out of these, 59,460 shares valued at $115,750 are to be issued to employees related to the CEO of the company.

         o 25,000 shares valued at $8,625 to be issued upon exercise of warrants at an exercise price of $0.345 per share.

         o 16,635 shares valued at $10,142 remaining unissued in connection with the Company's capital raising transactions in 2004. These shares remained unissued at April 3, 2007 for ministerial reasons.


NOTE 11 - STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $253,779 in share-based compensation expense for the fiscal quarter ended April 3, 2007. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.01 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 2005, the Company's Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 2,000,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to employees, officers, directors, and consultants of the Company. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of April 3, 2007, there are 1,486 shares available for issuance under this plan.

On June 8, 2006, the Company's Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 1,000,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to employees, officers, directors, and consultants of the Company. On November, 14, 2006, the Company's Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available under the plan by 1,500,000 to a total of 2,500,00. As of April 3, 2007, there are 120,005 shares available for issuance under this plan.

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

On February 21, 2007, we issued 10,000 options to an employee at an exercise price of $1.76 per share. All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On March 14, 2007, we issued 4,000 options to 2 employees at an exercise price of $1.19 per share. All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On March 19, 2007, we issued 30,000 options to an employee at an exercise price of $1.12 per share. All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

Following is a summary of the stock option activity for the fiscal quarter ended April 3, 2007:

                                                       Weighted
                                                       Average
                                           Options     Exercise     Aggregate
                                         outstanding    Price    Intrinsic Value
                                         -----------   --------  ---------------
       Outstanding, January 2, 2007       4,699,732     $0.94      $ 6,461,941
       Granted                               44,000     $1.27
       Forfeited                                 --        --
       Exercised                            120,000     $0.72      $    60,000
                                         ----------
       Outstanding, April 3, 2007         4,623,732     $0.95      $ 2,362,611
       Exercisable, April 3, 2007         1,552,058     $0.90      $   933,961

Following is a summary of the status of options outstanding at April 3, 2007:

                               Outstanding Options

                                                Remaining
  Exercise                                     Contractual
    Price                Number                   Life               Exercisable
    -----                ------                   ----               -----------
    $0.26                100,000                  9.35                 22,100
    $0.28                265,000                  9.32                 53,579
    $0.30                370,000                  8.86                122,329
    $0.32                 54,212                  5.62                 54,212
    $0.33                500,000                  9.12                148,858
    $0.36                420,000                  8.31                236,658
    $0.40                165,000                  8.55                 79,712
    $0.43                332,500                  8.41                168,288
    $0.45                100,000                  8.61                 46,393
    $0.55                100,000                  9.40                 20,274
    $0.57                332,500                  8.45                162,854
    $0.60                 70,000                  9.42                 13,680
    $1.12                 30,000                  9.97                      -
    $1.17                350,000                  9.48                 61,689
    $1.19                  4,000                  9.95                      -
    $1.25                  6,584                  7.75                  4,949
    $1.30                200,000                  9.58                      -
    $1.38                 10,000                  7.75                  7,516
    $1.45                 13,751                  7.70                 10,524
    $1.50                 25,000                  9.61                      -
    $1.52                 25,000                  9.53                      -
    $1.60                 10,000                  7.70                  7,653
    $1.76                 10,000                  9.90                      -
    $1.95                600,000                  9.67                      -
    $2.20                170,000                  9.74                      -
    $2.37                 28,516                  5.00                 28,516
    $2.40                162,500                  7.29                147,215
    $2.64                150,000                  7.29                135,890
    $3.16                 19,169                  2.71                 19,169

                       4,623,732                                    1,552,058


For options granted during the three months ended April 3, 2007, the weighted-average fair value of such options was $1.22.

During the three months ended April 3, 2007 we received $86,490 from the exercise of 120,000 stock options at a weighted-average exercise price of $0.72 per share.

The total weighted-average remaining contractual term of the options outstanding at April 3, 2007 is 8.9 years.

The total weighted-average remaining contractual term of the options exercisable at April 3, 2007 is 8.2 years.

The Company recognized expense of $253,779 for the fair value of the options vested during the three months ended April 3, 2007.

The total compensation expense not yet recognized relating to unvested options at April 3, 2007 is $2,810,132 and the weighted average period over which this expense will be recognized is 2.2 years.

The assumptions used in calculating the fair value of options granted during the period, using the Black-Scholes option pricing model are as follows:

For the 10,000 options granted on February 21, 2007:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                             117%
           Expected dividend yield                                            0

For the 4,000 options granted on March 14, 2007 and the 30,000 options granted on March 19, 2007:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                             125%
           Expected dividend yield                                            0


Restricted Stock Awards
-----------------------

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. Our restricted stock awards generally vest in 24 or 36 equal monthly installments, as noted below. The fair value of our restricted stock awards is estimated using the Black-Scholes option pricing model.

On April 3, 2007, we granted restricted stock awards to our executive officers and directors totaling 500,000 shares. 200,000 of these shares vest in 36 equal monthly installments and 300,000 of these shares vest in 24 equal monthly installments.

Following is a summary of the restricted stock award activity for the three months ended April 3, 2007.

                                                    Weighted-
                                                     Average
                                                    Grant Date      Aggregate
                                          Shares    Fair Value   Intrinsic value
                                         --------   ----------   ---------------
Non-vested balance January 2, 2007            --        --          $     --
Granted                                   500,000    $1.22
Vested                                        --        --
Forfeited                                     --        --
Non-vested balance April 3, 2007          500,000    $1.22          $610,000


For awards granted during the three months ended April 3, 2007, the weighted-average fair value of such awards was $1.22.

The total weighted-average remaining contractual term of the awards outstanding at April 3, 2007 is 2.4 years.

The Company recognized no expense for the fair value of the awards vested during the three months ended April 3, 2007.

The total compensation expense not yet recognized relating to unvested awards at April 3, 2007 is $610,000 and the weighted average period over which this expense will be recognized is 2.4 years.

The assumptions used in calculating the fair value of awards granted during the period, using the Black-Scholes option pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the award                                 2-3 years
           Expected volatility                                             125%
           Expected dividend yield                                            0

Warrants
--------

Following is a summary of the warrant activity for the three months ended April 3, 2007.

                                                  Weighted-
                                                    Average
                                                   Exercise       Aggregate
                                     Warrants       Price      Intrinsic Value
                                    ----------     --------   -----------------
Balance January 2, 2007              7,851,558     $  1.02       $11,840,814
Granted                                     --          --
Exercised                              532,500     $  0.35
Cancelled                              211,232     $  2.37
Balance April 3, 2007                7,107,826     $  1.03       $ 4,629,424

During the three months ended April 3, 2007, the Company issued no warrants.

The Company recognized no expense relating to warrants during the period presented.

Following is a summary of the status of warrants outstanding at April 3, 2007:


                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $0.345               5,290,771             2.17               5,290,771
     $1.50                  400,124             3.12                 400,124
     $1.58                   22,180             0.78                  22,180
     $1.75                   85,000             2.50                  85,000
     $2.00                  245,000             2.05                 245,000
     $2.37                   23,763             0.17                  23,763
     $3.50                  890,988             2.50                 890,988
     $5.00                   50,000             2.00                  50,000
     $7.00                   50,000             2.00                  50,000
     $9.00                   50,000             2.00                  50,000
     -----------------------------------------------------------------------
                          7,107,826                                7,107,826
     -----------------------------------------------------------------------

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of April 3, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

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

Total rent expense for the three months ended April 3, 2007 was $81,729. Total rent expense for the three months ended March 31, 2006 was $30,600.

Licensing Agreements

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


NOTE 14 - SUBSEQUENT EVENTS

On April 2, 2007, we entered into an agreement with our CFO, Peter Wilkniss, pursuant to which Mr. Wilkniss agreed to purchase a $25,000 six month convertible note. We received the $25,000 purchase price for this note on April 10, 2007 and issued the note on that date. The note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Wilkniss, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Wilkniss will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         On May 1, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Promenade at Howard Hughes Center in Los Angeles, California. On May 7, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Hollywood & Highland Center in Hollywood, California. Both these transactions remain subject to the execution of a definitive lease agreement. Assuming prompt execution of the definitive lease agreements for these locations, we expect both locations to be open by early 2008. In order for us to open these new locations, as well as additional company-owned restaurants, in furtherance of our growth plans, we will, in all likelihood, need to raise additional capital.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the fiscal year ended January 2, 2007 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         From 2003-2006, we largely derived our revenue from the sale of SNAP! countertop game platforms (and its predecessor platforms) and the Bear Shop entertainment vending machine, related clothing, and software licensing fees.

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

         We have made a strategic decision to reposition ourselves as an entertainment restaurant company. As a result, we wound down our SNAP! and Bear Shop manufacturing and sales operations and we decided not to enter the 2006 or 2007 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to liquidate inventory and product-related receivables. Given our perception of the market opportunity in combining dining with short form, social video gaming/entertainment and our management team's experience in the digital entertainment and restaurant industries, we believe that the restaurant project is the most cost effective way to monetize our investment in technology. As a result, we have licensed our SNAP! and the Bear Shop intellectual property to third party manufacturers in exchange for licensing fees.

         Going forward, our strategy is to leverage our network and entertainment software assets, including the uWink Game Library, to develop and operate an interactive entertainment restaurant concept called uWink. The uWink concept is designed to allow customers to order food, drinks, games from the uWink Game Library and other digital media at the table through touch screen terminals. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience.

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

         BASIS OF PRESENTATION

         In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007 and our fiscal first quarter 2007 ended on April 3, 2007. For purposes of the following discussion, the three month periods ended April 3, 2007 and March 31, 2006 are sometimes referred to as fiscal quarters.

         The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,291,546 for the three months ended April 3, 2007, and as of April 3, 2007, we had an accumulated deficit of $36,425,161. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

         Fiscal first quarter 2007 compared with fiscal first quarter 2006.

         Net sales for the three months ended April 3, 2007 increased by $528,529 (1,050%) to $578,876, from $50,347 for the three months ended March 31,
2006. In 2006, we wound down our SNAP! and Bear Shop manufacturing and sales operations and repositioned ourselves as an entertainment restaurant company. Revenue from our first restaurant, which opened on October 16, 2006, amounted to $557,907 (96% of total first quarter 2007 revenue) for the three months ended April 3, 2007. There was no revenue associated with our entertainment restaurant operations for the three months ended March 31, 2006. The other first quarter 2007 revenue of $20,969 was generated through the liquidation of part of our remaining SNAP! and Bear Shop inventories. First quarter 2006 revenue reflects the liquidation of part of our remaining SNAP! and Bear Shop inventories. In addition, we generated licensing revenue of $10,000 (20% of total revenue) in the first three months of 2006 from the licensing of some of our games to Mondobox LLC.

         Cost of sales for the first quarter of 2007 totaled $198,128, compared to $34,168 for the first quarter of 2006, representing an increase of $163,960 (480%). Cost of sales for our restaurant amounted to $195,903 (35% of restaurant revenue) in the three months ending April 3, 2007. As our restaurant matures and we continue to optimize our menu and menu cost structure and generate a greater percentage of media revenue, we expect that our restaurant cost of sales will drop to the 23%-27% (of restaurant revenue) range.

         Non-restaurant cost of sales amounted to $2,225 for the first quarter of 2007, as compared to $34,168 for the first quarter of 2006. The decrease in non-restaurant cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. In addition, we sold 16 Bear Shop machines in the first quarter of 2007 for $16,000. There was no cost of sales associated with these machines, as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 89% for the first quarter of 2007, as compared to 32% for the first quarter of 2006.

         Selling, general and administrative expenses for the three months ended April 3, 2007 totaled $1,658,794, compared to $395,326 for the three months ended March 31, 2006, representing an increase of $1,263,468 (320%).

         The increase in SG&A is attributable to $496,469 of restaurant SG&A in 2007 (including restaurant salary and benefits expense of $339,057), higher corporate salary expense ($422,011 in 2007 as compared to $163,819 in 2006), increased engineering consulting expense ($81,980 in 2007 versus $6,651 in 2006), higher legal and accounting expense ($123,099 in 2007 versus $38,179 in
2006) and higher nominal stock option expense in 2007 resulting from the continued amortization of fair value expense of options issued prior to 2007, coupled with the recording of expense relating to the increased issuance of employee options in 2006 ($253,779 of expense for the first quarter of 2007 versus $110,034 of expense for the first quarter of 2006).

         As a result, our loss from operations for the three months ended April 3, 2007 was $1,278,046, compared to a loss of $379,147 for the three months ended March 31, 2006, representing an increase of $898,899 (237%).

         Total other expense for the first quarter of 2007 was $12,031, compared to $530,192 for the first quarter of 2006, representing a decrease of $518,161 (98%). This decrease was primarily attributable to the non-recurrence in 2007 of $500,444 of expense relating to the issuance of financing warrants in the first quarter of 2006.

         As a result, our net loss for the first quarter of 2007 totaled $1,291,456, compared to a net loss of $909,339 for the first quarter of 2006, representing an increase of $382,117 (42%).

LIQUIDITY AND CAPITAL RESOURCES

         As of April 3, 2007, our cash position was $105,067 and we had negative working capital of $1,980,047. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors, including our CFO and the brother-in-law of our CEO ($25,000 of these proceeds were received from our CFO on April 10, 2007 and accordingly we issued the $25,000 note in favor of our CFO on that date). The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         Our debt at April 3, 2007 consisted of the following:

         A $32,885 loan payable to the Company's former Vice President of Marketing issued on various dates in 2004 and 2005, 10% interest secured by inventory and receivables of the Company, due November 14, 2007. On May 14, 2007, we amended the terms of this note to: reduce the interest rate from 12% to 10%; extend the term from February 15, 2007 to November 14, 2007; prohibit prepayments on the note; and make the principal and accrued interest outstanding under the note convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted. Accrued interest of $94,440 outstanding on this note as of April 3, 2007 is included under accrued expenses on the balance sheet as of April 3, 2007. During the three month period ended April 3, 2007, we repaid $14,400 of this note in cash.

         $782,000 in Convertible Notes in favor of 17 accredited individual investors with maturity dates ranging from August 12, 2007 to September 30, 2007. The notes accrue interest at 10%, are secured by our assets, and are convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         A $50,000 Convertible Note payable to Mr. Dennis Nino, brother-in-law of our CEO. This note is due August 28, 2007, accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Nino, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Nino will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         On April 2, 2007, we entered into an agreement with our CFO, Peter Wilkniss, pursuant to which Mr. Wilkniss agreed to purchase a $25,000 six month convertible note. We received the $25,000 purchase price for this note on April 10, 2007 and issued the note on that date. The note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Wilkniss, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Wilkniss will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         As of the date of this report, we are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of April 3, 2007 was $105,067.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors ($25,000 of these proceeds were received on April 10, 2007). We are using the proceeds from this transaction for working capital purposes.

         During the three months ended April 3, 2007, net cash used in operations was $969,390, compared to a use of cash of $254,660 for the three months ended March 31, 2006.

         Our major uses of cash in operations in the first quarter of 2007 were to pay cash employee compensation and benefits of approximately $700,000, cash non-salary restaurant operating expenses of approximately $150,000 and cash rent expense of $81,908. The non-cash transactions that reduced cash used in operations relative to our net loss included: $253,779 of non-cash expense relating to employee stock options, and an increase in our accrued payroll of $51,121.

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

         During the three months ended April 3, 2007, we used $59,833 in our investing activities, largely related to equipping the outside patio area of the restaurant. During the three months ended March 31, 2006, we used $5,000 in our investing activities.

         During the three months ended April 3, 2007, our financing activities provided cash in the amount of $1,079,283, as compared to providing cash of $1,301,102 for the three months ended March 31, 2006. Net proceeds from debt issuance amounted to $809,080 in the first quarter of 2007, largely due to the sale of $832,000 convertible notes to 18 investors (including $50,000 from the brother-in-law of our CEO), as compared to net repayment of $117,000 in the first quarter of 2006. In addition, we received cash proceeds of $270,203 from the exercise of warrants and options in the first quarter of 2007. We received no proceeds from the issuance of common stock to investors in the first quarter of 2007, compared to net proceeds of $1,418,102 in the first quarter of 2006.

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

         Restaurant revenue from food, beverage and merchandise sales is recognized when payment is tendered at the point of sale. Revenue from the sale of gift cards is deferred and recognized upon redemption.

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

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail under "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended January 2, 2007.

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

PART II.   OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended April 3, 2007, we sold or issued unregistered shares of our equity securities in the following transactions:

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors ($25,000 of these proceeds were received on April 10, 2007). The notes have a six month term, accrue interest at 10% and are secured by the assets of the Company. The notes are convertible, at the option of the holder, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. We are using the net proceeds from this transaction for working capital purposes.


ITEM 6.  EXHIBITS

(a) Exhibits

      REGULATION
      S-B NUMBER                          EXHIBIT
      ----------                          -------

         4.1 Form of Convertible Promissory Note, dated March 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 2, 2007).

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

                                                  UWINK, INC.


May 15, 2007                                      By:  /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                  By:  /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer