Form 10QSB
period 2007-07-03
uWink, Inc.
filed 2007-08-17
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED July 3, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-29873
                            (Commission file number)

                                   UWINK, INC.
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                              87-0412110
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

The number of shares of common stock outstanding as of August 14, 2007 was 6,550,054.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheet as of July 3, 2007 (unaudited)           2

           Consolidated Statement of Operations for the three and six month
           periods ended July 3, 2007 and June 30, 2006 (unaudited)            3

           Consolidated Statement of Cash Flows for the six month periods
           ended July 3, 2007 and June 30, 2006 (unaudited)                    4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis or Plan of Operations         22

Item 3.    Controls and Procedures                                            30

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        31

Item 6.    Exhibits                                                           31

SIGNATURES                                                                    32


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                UWINK, INC. AND SUBSIDIARY
                                Consolidated Balance Sheet
                                    As of July 3, 2007
                                        (Unaudited)

                                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $    415,797
     Account receivable, net of allowance for doubtful accounts of $72,265            21,908
     Inventory, net of reserve for obsolescence                                       64,760
     Prepaid expenses and other current assets                                        39,217

                                                                                ------------
        TOTAL CURRENT ASSETS                                                         541,682

PROPERTY AND EQUIPMENT, NET                                                          886,003

INTANGIBLE ASSETS, NET                                                                 5,000

                                                                                ------------
        TOTAL ASSETS                                                            $  1,432,685
                                                                                ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $    924,450
     Accrued expenses                                                                305,343
     Accrued payroll and related benefits                                            340,990
     Notes payable                                                                 1,511,385
     Due to related parties                                                          325,000
     Advance from customers                                                           24,980

                                                                                ------------
        TOTAL CURRENT LIABILITIES                                                  3,432,148
                                                                                ------------
STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value; 12,500,000 shares authorized;
        6,550,054 shares issued and outstanding                                        6,550
     Additional paid-in capital                                                   35,758,518
     Accumulated deficit                                                         (37,774,672)
     Shares to be issued                                                              10,142
                                                                                ------------
        TOTAL STOCKHOLDERS' DEFICIT                                               (1,999,462)
                                                                                ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  1,432,685
                                                                                ============


                   The accompanying notes are an integral part of these
                       unaudited consolidated financial statements

                                        2





                                               UWINK, INC. AND SUBSIDIARY
                                          Consolidated Statements of Operations
                                                       (Unaudited)


                                                          Three month periods ended             Six month periods ended
                                                        -----------------------------       -----------------------------
                                                          July 3,          June 30,            July 3,          June 30,
                                                           2007              2006               2007              2006
                                                                          (Restated)                           (Restated)
                                                        -----------       -----------       -----------       -----------

NET SALES                                               $   718,694       $    59,683       $ 1,297,570       $   110,052

COST OF SALES                                               205,776           107,955           403,905           142,123

                                                        -----------       -----------       -----------       -----------
      GROSS PROFIT / (LOSS)                                 512,918           (48,272)          893,665           (32,071)
                                                        -----------       -----------       -----------       -----------

OPERATING EXPENSES
      Selling, general and administrative expenses        1,885,770           791,058         3,544,655         1,182,869
                                                        -----------       -----------       -----------       -----------
      TOTAL OPERATING EXPENSES                            1,885,770           791,058         3,544,655         1,182,869
                                                        -----------       -----------       -----------       -----------

      LOSS FROM OPERATIONS                               (1,372,852)         (839,331)       (2,650,990)       (1,214,940)
                                                        -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
      Other income                                               --             8,089                --            10,306
      Beneficial conversion of debt                              --            (2,500)               --           (25,000)
      Gain on settlement of debt                             58,076             2,700            58,076             3,376
      Interest expense                                      (34,734)          (32,301)          (46,764)          (42,442)
      Fair value of warrant liability                            --           154,760                --          (345,684)

                                                        -----------       -----------       -----------       -----------
      TOTAL OTHER INCOME (EXPENSE)                           23,342           130,748            11,312          (399,444)
                                                        -----------       -----------       -----------       -----------

        LOSS BEFORE PROVISION FOR INCOME TAXES           (1,349,510)         (708,583)       (2,639,678)       (1,614,384)

PROVISION FOR INCOME TAXES                                       --                --             1,379                --
                                                        -----------       -----------       -----------       -----------

      NET LOSS                                          $(1,349,510)      $  (708,583)      $(2,641,057)      $(1,614,384)
                                                        ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $     (0.21)      $     (0.16)      $     (0.41)      $     (0.42)
                                                        ===========       ===========       ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC AND DILUTED                     6,521,674         4,558,047         6,475,325         3,858,225
                                                        ===========       ===========       ===========       ===========

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive. The basic and diluted net loss per share has been stated to retroactively effect a 4:1 reverse stock split in July 2007.

                                  The accompanying notes are an integral part of these
                                      unaudited consolidated financial statements

                                                          3





                                          UWINK, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                        Six month periods ended
                                                                                      JULY 3,           JUNE 30,
                                                                                       2007               2006
                                                                                                       (Restated)
                                                                                    -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(2,641,057)      $(1,614,384)
    Adjustment to reconcile net loss to net cash used in operating activities:
        Amortization of debt discount on convertible note payable                            --            25,000
        Employee Stock Option expense                                                   716,481           231,957
        Depreciation and amortization expense                                           162,988             5,234
        Bad debt allowance                                                                   --           (13,120)
        Gain on settlement of debt                                                      (58,076)           (3,376)
        Issuance of warrants for interest expense                                            --            16,828
        Issuance of common stock for services                                            87,921            84,076
        Inventory obsolescence reserve                                                  (35,198)           79,233
        Fair value of warrant liability                                                      --           345,684
    Changes in operating assets and liabilities:
      Accounts receivable                                                                (2,263)           (9,660)
      Inventory                                                                          47,644           111,331
      Deposits                                                                            2,300            66,398
      Prepaid expenses and other current assets                                         (17,382)          (12,427)
      Accounts payable                                                                  (74,974)           57,092
      Accrued expenses                                                                  120,808           (13,869)
      Accrued payroll and related benefits                                               66,300           123,415
                                                                                    -----------       -----------
Net cash used in operating activities                                                (1,624,508)         (520,588)
                                                                                    -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                              (126,874)         (196,141)
                                                                                    -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                                1,492,500                --
    Repayment of debt                                                                   (36,920)         (150,000)
    Proceeds from advances from related parties                                         325,000             3,000
    Repayment of advances from related parties                                               --          (100,000)
    Proceeds from issuance of common stock                                                   --         1,532,500
    Proceeds from warrant exercises                                                     199,813                --
    Proceeds from option exercise                                                       131,780                --
    Payment of offering costs                                                                --           (81,898)
                                                                                    -----------       -----------
Net cash provided by (used in) financing activities                                   2,112,173         1,203,602
                                                                                    -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENT                                                360,791           486,873

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           55,006            23,759
                                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   415,797       $   510,632
                                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                   $        --       $    11,162
                                                                                    ===========       ===========
    Income taxes paid                                                               $        --       $        --
                                                                                    ===========       ===========


                             The accompanying notes are an integral part of these
                                 unaudited consolidated financial statements

                                                       4

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company", "we" or "us"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended January 2, 2007 included in our Annual Report on Form 10-KSB. The results of the three and six months ended July 3, 2007 are not necessarily indicative of the results to be expected for the full year ending January 1, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have incurred a net loss of $2,641,057 for the six months ended July 3, 2007, and as of July 3, 2007, we had an accumulated deficit of $37,774,672. These conditions raise substantial doubt as to our ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We believe that our working capital as of the date of this report will not be sufficient to fund the current level of operations through the end of the current fiscal year 2007. We believe that we will need additional amounts of working capital to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the sale of our equity and/or debt securities.

STOCK SPLIT

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

FISCAL YEAR END

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal first quarter ended on April 3, 2007 and our 2007 fiscal second quarter ended on July 3, 2007.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of uWink, Inc. and our subsidiary, uWink California, Inc. and its wholly owned subsidiary, uWink Franchise Corporation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires us to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and unearned revenue, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

REVENUE RECOGNITION

Restaurant revenue from food and beverage sales is recognized when payment is tendered at the point of sale. We record gift card sales as a short-term liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.

Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. During the six months ended July 3, 2007, our franchise-related revenue consisted of a $20,000 non-refundable area development fee and $2,000 of non-refundable franchise application fees. Our area development fee consists of a one-time payment in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. During the six months ended July 3, 2007, we also received a $20,000 refundable area development fee. This payment is held in escrow and, accordingly, will not be recorded in the financials until the contingency is resolved and the fees are released from escrow. Our franchise application fee consists of a one-time $5,000 payment, $1,000 of which is non-refundable, in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. As a result, we recognize the non-refundable portion of this fee in full upon receipt. Refundable franchise application fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touch screen pay-for-play game terminals to our customer and we believe that persuasive evidence of an arrangement exits, the fees are fixed or determinable and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

We do not have any contractual obligations to provide post sale support of our products. We provide such support on a case by case basis and the costs of providing such support are expensed as incurred. We earned no revenue from post sale support during the periods presented.

ADVANCES FROM CUSTOMERS

We record advances from customers as a liability and recognize these amounts as revenue over the period of the related agreement. As of July 3, 2007, advances from customers relating to licensing fees amounted to $24,980.

SALES TAXES

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of July 3, 2007 was $57,702.

REPORTING SEGMENTS

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on our financial statements as substantially all of our operations are conducted in one industry segment.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current period presentation.

NOTE 2 - LOSS PER SHARE

We report loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended July 3, 2007 and June 30, 2006 because the effect would have been anti-dilutive:


                                                          2007           2006
                                                       ----------     ----------
        Stock options issued to employees                 327,880        691,183
        Warrants issued to consultants and finders          5,545         80,756
        Warrants issued for financing                     442,778      1,284,120
                                                       ----------     ----------
                                                          776,203      2,056,059
                                                       ==========     ==========

Diluted earnings (loss) per share has not been presented because the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 as of July 3, 2007 is to cover the accounts receivable from non-restaurant activities.

NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of July 3, 2007, determined on a first in first out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all non-restaurant inventory at July 3, 2007 is treated as finished goods inventory.

During the six months ended July 3, 2007, the Company generated $16,000 in revenue from the sale of obsolete inventory previously fully reserved for at a value of $48,000. Accordingly, gross non-restaurant inventory was written down by $48,000 and a corresponding reduction was made to the obsolescence reserve. The obsolescence reserve at July 3, 2007 relates solely to non-restaurant inventory. During the six months ended July 3, 2007, remaining non-restaurant inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $12,802. Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurant.

Inventory at July 3, 2007:
Finished Goods                                                        $ 297,208
Restaurant                                                               28,084
Less:  obsolescence reserve                                            (260,532)
                                                                      ---------
                                                                      $  64,760
                                                                      =========


NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at July 3, 2007 consisted of the following:


          Computer equipment                             $ 556,111
          Office furniture and equipment                    17,926
          Restaurant furniture and fixtures                605,370
          Leasehold improvements                            84,849
          Machinery and equipment                           82,603
          Construction in progress                          28,403
                                                         ---------
                                                         1,375,262
          Less accumulated depreciation                   (489,259)
                                                         ---------
                                                         $ 886,003
                                                         =========

Depreciation expense for the six months ended July 3, 2007 and June 30, 2006 was $132,988 and $5,234, respectively.

NOTE 6 - INTANGIBLE ASSETS

The intangible assets as of July 3, 2007 consisted of the following:

                  Liquor License                      $60,000

                  Less: Amortization                   55,000
                                                      -------
                                                      $ 5,000
                                                      =======

The amortization schedule for the next five years is as follows:

                2007                                  $ 5,000


NOTE 7 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the six months ended July 3, 2007 consisted of the following:

                  Professional fees             $  357,542
                  Rent                             170,985
                  Restaurant operating expenses    303,027
                  Product development              158,013
                  Salary expense                 1,461,617
                  Employee stock option expense    716,481
                  Depreciation and amortization    162,988
                  Other                            214,002
                                                ----------
                                                $3,544,655
                                                ==========

The major components of selling, general and administrative expenses for the six months ended June 30, 2006 consisted of the following:

                  Professional fees            $  162,157
                  Rent                             84,681
                  Salary expense                  341,163
                  Employee stock option expense   231,957
                  Inventory reserve expense       117,489
                  Engineering consulting           59,975
                  Other                           185,447
                                               ----------
                                               $1,182,869
                                               ==========


NOTE 8 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to us by certain of our officers and their family members and directors of the Company.

Due to related parties outstanding at July 3, 2007 consisted of the following:

Two convertible notes payable to Mr. Dennis Nino, brother-in-law of our CEO. A $50,000 note is due August 28, 2007 and a $125,000 note is due December 8, 2007. Each note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Nino, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Nino will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.


Principal Amount                                                                                 $ 175,000

Convertible note payable to our CEO, Nolan Bushnell. The note is due December 8, 2007 and accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Bushnell, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Bushnell will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

Principal Amount                                                                                 $ 125,000

Convertible note payable to our CFO, Peter Wilkniss.  The note is due October 10, 2007 and accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Wilkniss, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Wilkniss will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

Principal Amount                                                                                 $   25,000
                                                                                                 ----------
Total due to related parties                                                                     $  325,000
                                                                                                 ==========

There is no beneficial conversion feature recognized on the issuance of the above convertible notes because, according to EITF 98-5 paragraph 13, which covers the accounting for (a) a security that becomes convertible only upon the occurrence of a future event outside the control of the holder and (b) a security that is convertible from inception but contains conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized in earnings until the contingency is resolved. As the notes become convertible only upon occurrence of a future event outside of our control ("any offering of our securities that results in gross proceeds to us of at least $3,000,000"), the beneficial conversion feature is contingent and, therefore, not recognized in the financials.

During the six month period ended July 3, 2007, we accrued $4,375 in interest on amounts due to related parties and paid $0 in interest on amounts due to related parties.

During the six months ended July 3, 2007, salary amounting to $144,250 was paid to employees related to the CEO.





NOTE 9 - NOTES PAYABLE

Notes payable outstanding at July 3, 2007 consisted of the following:

Loan payable to our former Vice President of Marketing issued on various dates in 2004 and 2005, 10% interest secured by certain inventory and receivables, due
November 14, 2007. On May 14, 2007, we amended the terms of this note to: reduce the interest rate from 12% to 10%; extend the term from February 15, 2007 to November 14, 2007; prohibit prepayments on the note; and make the principal and accrued interest outstanding under the note convertible, at the option of the holder, into the same securities issued in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

This loan was reclassified from "Due to Related Parties" to "Notes Payable" on the December 31, 2005 balance sheet following the termination of the holder's employment and was further reclassified from long term liabilities to short term liabilities on the January 2, 2007 balance sheet. Accrued interest of $98,466 outstanding on this note as of July 3, 2007 is included under accrued expenses on the balance sheet as of July 3, 2007. During the six month period ended July
3, 2007, we repaid $14,400 of this note in cash and credited $14,000 in receivables due from the holder against the principal balance of the note.

Principal Amount                                                                             $   18,885

Convertible notes in favor of 29 accredited investors with maturity dates ranging from August 12, 2007 to December 8, 2007. The notes accrue interest at 10%, are secured by our assets, and are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

Aggregate Principal Amount
                                                                                              1,492,500
                                                                                             ----------
Total notes payable                                                                          $1,511,385
                                                                                             ==========

There is no beneficial conversion feature recognized on the issuance of the above convertible notes because, according to EITF 98-5 paragraph 13, which covers the accounting for (a) a security that becomes convertible only upon the occurrence of a future event outside the control of the holder and (b) a security that is convertible from inception but contains conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized in earnings until the contingency is resolved. As the notes become convertible only upon occurrence of a future event outside of our control ("any offering of our securities that results in gross proceeds to us of at least $3,000,000"), the beneficial conversion feature is contingent and, therefore, not recognized in the financials.

During the six month period ended July 3, 2007, we accrued $42,389 in interest on the above notes payable and paid $0 in cash interest on these notes payable.

NOTE 10 - EQUITY

PREFERRED STOCK

We have authorized 5,000,000 shares of preferred stock. Our board of directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series. Without limiting the authority of our board of directors, each such class or series of preferred stock shall have such voting powers (full or limited or no voting powers), such preferences and relative, participating, optional or other special rights, and such qualifications, limitations or restrictions as shall be stated and expressed in the resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the board of directors prior to the issuance of any shares thereof. Fully-paid stock is not liable to any further call or assessment.

COMMON STOCK

Unless otherwise indicated below, all common stock issuances were valued at the closing price of the common stock on the date of the relevant event or agreement.

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Effective July 23, 2007, the authorized number of shares of our common stock was increased from 12,500,000 shares (post-split) to 25,000,000 shares (post-split).

During the six month period ended July 3, 2007, we issued:

67,875 shares of common stock valued at $131,780 upon the exercise of stock options. Out of these, 8,750 shares of common stock valued at $17,500 were issued to employees related to our CEO;

169,792 shares of common stock valued at $234,313 upon the exercise of warrants. Out of these, 25,000 shares of common stock valued at $34,500 were issued to our CFO and 25,000 shares of common stock valued at $34,500 were issued to a director;

an aggregate of 8,750 shares of common stock valued at $71,800 to five employees in settlement of accrued compensation. Out of these, 2,500 shares of common stock valued $22,000 were issued to employees related to our CEO; and

8,833 shares of common stock in exchange for consulting services valued at $71,121.

SHARES TO BE ISSUED

At July 3, 2007, shares to be issued consisted of:

         o 4,159 shares valued at $10,142 remaining unissued in connection with our capital raising transactions in 2004. These shares remained unissued at July 3, 2007 for ministerial reasons.

At July 3, 2007, we reclassified 23,728 shares of common stock valued at $193,750 from shares to be issued to accrued compensation. These shares were to be issued in settlement of accrued employee compensation as of April 3, 2007. Out of these, 14,865 shares valued at $115,750 were to be issued to employees related to our CEO. Of these reclassified shares, an aggregate of 8,750 shares of common stock valued at $71,800 were subsequently issued to five employees in settlement of accrued compensation. Out of these, 2,500 shares of common stock valued $22,000 were issued to employees related to our CEO.

NOTE 11 - STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

We adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, we recognized $716,481 in share-based compensation expense for the six months ended July 3, 2007. The impact of this share-based compensation expense on our basic and diluted earnings per share was $0.11 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 500,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of July 3, 2007, there are 372 shares available for issuance under this plan.

On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006
Equity Incentive Plan (the "2006 Plan"). The 2006 Plan, as subsequently amended on November 14, 2006, provides for the issuance of up to 625,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of July 3, 2007, there are 34,442 shares available for issuance under this plan.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the issuance of up to 250,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of July 3, 2007, there were 250,000 shares available for issuance under the 2007 Plan.

Awards granted under both the 2006 Plan and the 2007 Plan vest as determined by the Board of Directors, provided that:

       o no option granted under the 2006 Plan or the 2007 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of stock of the Company will be exercisable after five years from the date of grant; and

       o an option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the Board of Directors.

On February 21, 2007, we issued 2,500 options to an employee at an exercise price of $7.04 per share.

On March 14, 2007, we issued 1,000 options to 2 employees at an exercise price of $4.76 per share.

On March 19, 2007, we issued 7,500 options to an employee at an exercise price of $4.48 per share.

On April 13, 2007, we issued 3,750 options to an employee at an exercise price of $4.92 per share.

On April 25, 2007, we issued 500 options to an employee at an exercise price of $5.00 per share.

On April 30, 2007, we issued 10,000 options to an employee at an exercise price of $5.08 per share.

On May 4, 2007, we issued 37,500 options to an employee at an exercise price of $6.20 per share.

On May 16, 2007, we issued 10,000 options to an employee at an exercise price of $5.60 per share.

On May 31, 2007, we issued 7,500 options to an employee at an exercise price of $6.20 per share.

All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

Following is a summary of the stock option activity for the six months ended July 3, 2007:

                                                       Weighted
                                                       Average
                                           Options     Exercise     Aggregate
                                         outstanding    Price    Intrinsic Value
                                         -----------   --------  ---------------
       Outstanding, January 2, 2007       1,174,933     $3.76      $ 6,461,941
       Granted                               80,250     $5.77
       Forfeited                            100,000     $6.50
       Exercised                             67,875     $1.94      $   187,335
                                         ----------
       Outstanding, July 3, 2007          1,087,308     $3.78      $ 2,101,522
       Exercisable, July 3, 2007            436,941     $3.94      $   625,251

The following is a summary of the status of options outstanding at July 3, 2007:

       Exercise                     Options           Average Remaining        Exercisable
        Price                      Outstanding        Contractual Life

    $1.00 - $1.99                    538,803               8.47                   240,561
    $2.00 - $2.99                    125,625               8.50                    58,695
    $4.00 - $4.99                     99,750               9.29                    10,194
    $5.00 - $5.99                     28,084               9.21                     6,377
    $6.00 - $6.99                     60,000               9.64                     4,992
    $7.00 - $7.99                    102,500               9.43                    19,635
    $8.00 - $8.99                     42,500               9.49                     7,297
    $9.00 - $9.99                     47,754               6.70                    47,309
   $10.00 - $10.99                    37,500               7.29                    37,089
   $12.00 - $12.99                     4,792               2.46                     4,792
                          ----------------------------------------------------------------
                                   1,087,308               8.61                   436,941
                          ================================================================


For options granted during the six months ended July 3, 2007, the weighted-average fair value of such options was $5.56.

During the six months ended July 3, 2007, we received $131,890 from the exercise of 67,875 stock options at a weighted-average exercise price of $1.94 per share.

The total weighted-average remaining contractual term of the options outstanding at July 3, 2007 is 8.6 years.

The total weighted-average remaining contractual term of the options exercisable at July 3, 2007 is 8.0 years.

We recognized expense of $650,398 for the fair value of the options vested during the six months ended July 3, 2007.

The total compensation expense not yet recognized relating to unvested options at July 3, 2007 is $2,245,458 and the weighted-average period over which this expense will be recognized is 2.0 years.

The assumptions used in calculating the fair value of options granted during the period, using the Black-Scholes option pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                        117%-125%
           Expected dividend yield                                            0




Restricted Stock Awards
-----------------------

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. Our restricted stock awards generally vest in 24 or 36 equal monthly installments, as noted below. The fair value of our restricted stock awards is estimated using the Black-Scholes option pricing model.

On April 3, 2007, we granted restricted stock awards to our executive officers and directors totaling 125,000 shares, with a fair value of $4.88 per share. 50,000 of these shares vest in 36 equal monthly installments and 75,000 of these shares vest in 24 equal monthly installments. On June 14, 2007, we granted 12,500 restricted stock awards to an employee that vest in 36 equal monthly installments, with a fair value of $6.44 per share.

Following is a summary of the restricted stock award activity for the six months ended July 3, 2007.

                                                    Weighted-
                                                     Average
                                                    Grant Date      Aggregate
                                          Shares    Fair Value   Intrinsic value
                                         --------   ----------   ---------------
Non-vested balance January 2, 2007            --        --          $     --
Granted                                   137,500    $5.02
Vested                                     13,692    $4.88          $ 64,627
Forfeited                                     --        --
Non-vested balance July 3, 2007           123,808    $5.02          $584,373


For awards granted during the six months ended July 3, 2007, the weighted-average fair value of such awards was $5.02.

The total weighted-average remaining contractual term of the awards outstanding at July 3, 2007 is 2.24 years.

We recognized expense of $66,083 for the fair value of the awards vested during the six months ended July 3, 2007.

The total compensation expense not yet recognized relating to unvested awards at July 3, 2007 is $623,682 and the weighted average period over which this expense will be recognized is 2.24 years.

The assumptions used in calculating the fair value of awards granted during the period, using the Black-Scholes option pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the award                                 2-3 years
           Expected volatility                                      122.9%-125%
           Expected dividend yield                                            0

Warrants
--------

Following is a summary of the warrant activity for the six months ended July 3, 2007.

                                                  Weighted-
                                                    Average
                                                   Exercise       Aggregate
                                     Warrants       Price      Intrinsic Value
                                    ----------     --------   -----------------
Balance January 2, 2007              1,962,889     $  4.08       $11,840,814
Granted                                     --          --
Exercised                              144,792     $  1.38
Cancelled                               58,748     $  9.47
Balance July 3, 2007                 1,759,349     $  4.12       $ 4,588,591

During the six months ended July 3, 2007, we issued no warrants and recognized no expense relating to warrants.

Following is a summary of the status of warrants outstanding at July 3, 2007:


                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $1.38                1,311,026             1.92               1,311,026
     $6.00                  100,031             2.87                 100,031
     $6.32                    5,545             0.53                   5,545
     $7.00                   21,250             2.25                  21,250
     $8.00                   61,250             1.80                  61,250
     $14.00                 222,747             2.25                 222,747
     $20.00                  12,500             1.75                  12,500
     $28.00                  12,500             1.75                  12,500
     $36.00                  12,500             1.75                  12,500
     -----------------------------------------------------------------------
                          1,759,349                                1,759,349
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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. As of July 3, 2007, management believes that we are not a party to any action which would have a material impact on our financial condition, operations, or cash flows.

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

Total rent expense for the six months ended July 3, 2007 was $170,985. Total rent expense for the six months ended June 30, 2006 was $84,681.

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

NOTE 14 - RESTATEMENT

In our unaudited quarterly financial statements for 2006 as originally filed we had, in consultation with our external auditors, interpreted and applied EITF 00-19 to treat the fair value of financing warrants as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In letters to us dated November 9, 2006 and January 5, 2007, the Securities and Exchange Commission raised questions as to our interpretation of EITF 00-19 as it relates to the accounting treatment of financing warrants issued during 2006. In consultation with our external auditors, on December 1, 2006, our Chief Executive Officer and Chief Financial Officer determined to amend and restate the financial statements and information for the three and six months ended June 30, 2006 to recognize expense for the fair value of the financing warrants issued during the period and to book a corresponding amount as short term warrant liability on the balance sheet at June 30, 2006. Furthermore, on January 17, 2007, our Chief Executive Officer and Chief Financial Officer determined, in consultation with our external auditors, to further amend and restate the financial statements and information for the three and six months ended June 30, 2006 to reflect the change in the fair value of the warrant liability as of June 30, 2006.

As originally filed, the $509,364 fair value (as calculated as of the issuance dates) of certain warrants issued during the six months ended June 30, 2006 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

A provision in the Securities Purchase Agreements governing our private placement transactions completed on March 3, 2006, May 9, 2006 and June 12, 2006 requires us to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors in those transactions as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if we fail to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that we pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). In connection with the March 3, 2006 transaction, we issued 450,000 immediately-exercisable, three-year warrants to a placement agent. The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision.

The fair value of the warrants issued to the investors in these transactions, as calculated as of June 30, 2006, was $345,684. In accordance with EITF 00-19, we determined to amend and restate the financial statements for the three and six months ended June 30, 2006 to recognize expense of $345,684 for the fair value, as calculated as of June 30, 2006, of the warrants issued to the investors in these transactions and to record a corresponding short term warrant liability of $345,684 on the June 30, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on our previously issued financial statements for the six months ended June 30, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

Statement of operations for the six months ended June 30, 2006:

                                                                    Previously        Increase
                                                                     Reported        (Decrease)      Restated
                                                                     --------        ----------      --------
OTHER INCOME (EXPENSE)
Fair value of warrant liability                                              -        (345,684)     (345,684)
TOTAL OTHER INCOME (EXPENSE)                                           (53,760)       (345,684)     (399,444)
NET LOSS                                                            (1,268,700)       (345,684)   (1,614,384)
NET LOSS PER COMMON SHARE - BASIC & DILUTED                              (0.08)          (0.02)        (0.10)


Statement of cash flows for the six months ended June 30, 2006:

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                            (1,268,700)       (345,684)   (1,614,384)

Adjustment to reconcile net loss to net cash used in
  operating activities:
Fair value of warrant liability                                              -         345,684       345,684


The net effect of the restatement is an increase of $345,684 in total other expense for the six months ended June 30, 2006 and an increase of $345,684 in net loss for the six months ended June 30, 2006. As a result, basic and diluted net loss per share increased by $0.02 per share for the six months ended June 30, 2006.

NOTE 15 - SUBSEQUENT EVENTS

Effective as of July 23, 2007, we changed our state of incorporation from Utah to Delaware, pursuant to a merger with and into a newly-formed Delaware corporation that was initially our wholly-owned subsidiary; we effected a four-for-one reverse stock split (as of July 26, 2007), pursuant to which our common stock was combined into one share for each four shares outstanding as of July 23, 2007; and amended our certificate of incorporation, effective as of July 23, 2007, to increase the number of shares of common stock we are authorized to issue from 12,500,000 to 25,000,000 (after giving effect to the reverse split).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION - UWINK RESTAURANT

         We are currently operating and continuing to develop an entertainment restaurant concept named uWink. We opened our first uWink restaurant in the Westfield Promenade Shopping Center in Woodland Hills, California (Los Angeles area) on October 16, 2006. We have secured an approximately 10 year lease on this location.

         We spent approximately $1,000,000 to build out and equip the Woodland Hills location for our first restaurant, including approximately $400,000 on leasehold improvements; $375,000 on technology, furniture and fixtures; $180,000 on certain "pre-opening" expenses (including staffing, staff training and menu development costs and initial inventory); and $75,000 on licenses.

         As of the date of this report, we employ 18 people on a full-time basis, seven of whom are corporate management and staff, five of whom are engineering staff and six of whom are operations staff. We are currently outsourcing, and plan to continue to outsource, certain software engineering personnel. In addition, to staff the restaurant, we employ an executive chef, six managers and 64 full-time and part-time non-managerial restaurant staff.

         Our growth strategy is to open three to six additional company-owned and/or managed restaurants within the next six to twelve months and to franchise our concept, focusing on multiple-unit area development agreements. We are targeting a mix of one-third company-owned restaurants and two-thirds franchised restaurants. We expect we will also seek to generate additional revenue through the sale of media equipment to franchisees. In addition, we believe that our concept is well suited for specialized locations, including airports and schools, and we are pursuing opportunities in these areas.

         On May 1, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Promenade at Howard Hughes Center in Los Angeles, California. On June 7, 2007, we reached agreement in principle with the landlord on the terms of a lease agreement relating to this location.

         On May 7, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Hollywood & Highland Center in Hollywood, California.

         On August 6, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Galleria Dallas in Dallas, Texas.

         Each of these transactions remain subject to the negotiation and execution of a definitive lease agreement. Assuming prompt execution of the definitive lease agreements for these locations, we expect these locations to be open by early to mid 2008. In order for us to open these new locations, as well as additional company-owned restaurants, in furtherance of our growth plans, we will, in all likelihood, need to raise additional capital.

         On June 8, 2007, our subsidiary, uWink Franchise Corporation, entered into an area development agreement with OCC Partners, LLC for our first three planned franchised restaurants to be built in Miami-Dade County, Florida, over the next four years.

         Also in June 2007, we announced plans to establish a joint venture in Canada with Jefferson Partners, a leading Canadian venture capital firm, to develop the Canadian market for uWink restaurants and related uWink products and services. We expect that the Canadian joint venture, in which we will have an initial 50% equity interest, will be independently funded in Canada and be managed in conjunction with an experienced Canadian restaurant operator to be selected by us and Jefferson Partners. Subject to prompt negotiation and execution of definitive agreements, we expect the first Canadian uWink to open late winter or early spring of 2008.

         As of the date of this report, we do not have any material commitments for capital expenditures.

         We expect that we can currently satisfy our cash requirements for the next 2 to 3 months. We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 2 to 3 months because we do not expect to have sufficient funds remaining following completion of the build out to fund our corporate overhead and expenses and growth; and we do not expect the cash flow from our first restaurant location to be sufficient to cover our corporate overhead and expenses and growth. A registration statement for the sale of up $15,000,000 of our common stock and warrants to purchase our common stock has been filed with the SEC and was declared effective on August 14, 2007. The offering of securities under this Registration Statement is on a "best efforts" basis and as of the date of this report, we have no commitments for the sale of our securities under the Registration Statement or otherwise, nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations and growth will be materially adversely affected.

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

OVERVIEW

         We are a developer and operator of digital media entertainment software and an interactive restaurant concept named uWink. Over the past three years, we have invested substantial time and capital in the development of the uWink Game Library comprising over 70 short-form video games, our proprietary "tabletop" touchscreen terminal and most recently, the development of our interactive restaurant concept.

         The uWink restaurant concept was designed to create a fun, casual atmosphere where customers can enjoy freshly prepared, reasonably priced meals while interacting with our tabletop media, games and entertainment platform. Our intention is to define a new segment of the "casual dining" restaurant market by combining our proprietary tabletop food ordering and game/media delivery interface with the best elements of the fast-casual and casual full-service dining segments, including:

         o A wide variety of freshly prepared dishes designed to appeal to a broad audience, from health-conscious to sinful, at attractive price points, with quick turnaround times;

         o Full bar, including extensive wine list; and

         o Delivery, catering and take out capabilities, along with full-service private party and meeting facilities supported by customized entertainment and presentation options.

         In 2005, we made a strategic decision to reposition ourselves as an entertainment restaurant company. As a result, we wound down our SNAP! and Bear Shop manufacturing and sales operations and we did not enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. This decision also allowed us to liquidate inventory and product-related receivables. Given our perception of the market opportunity in combining dining with short form, social video gaming/entertainment and our management team's experience in the digital entertainment and restaurant industries, we believe that the restaurant project is the most cost effective way to monetize our investment in technology. As a result, we have licensed our SNAP! and the Bear Shop intellectual property to third party manufacturers in exchange for licensing fees. We do not expect material revenue from these agreements.

         Going forward, our strategy is to leverage our network and entertainment software assets, including our uWink Game Library, to develop and operate the uWink interactive entertainment restaurant concept. The uWink concept is designed to allow customers to order food, drinks, games from the uWink Game Library and other digital media at the table through proprietary software and touchscreen terminals. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We believe that the software platforms and touchscreen terminals we have developed, and are continuing to develop, for our restaurant concept can be deployed in other restaurants, bars and mobile devices. While we have no current plans to do so, we may in the future seek opportunities to employ these assets in some or all of these other venues.

         BASIS OF PRESENTATION

         In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our fiscal first quarter 2007 ended on April 3, 2007 and our fiscal second quarter 2007 ended on July 3, 2007. For purposes of the following discussion, the six month periods ended July 3, 2007 and June 30, 2006 are sometimes referred to as fiscal quarters.

         The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,641,057 for the six months ended July 3, 2007, and as of July 3, 2007, we had an accumulated deficit of $37,774,672. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

         Fiscal second quarter 2007 compared with fiscal second quarter 2006.

         Net sales for the three and six months ended July 3, 2007 increased by $659,011 and $1,187,518 (1,104% and 1,080%) to $718,694 and $1,297,570, from
$59,683 and $110,052, respectively, for the same periods in 2006. In 2006, we wound down our SNAP! and Bear Shop manufacturing and sales operations and repositioned ourselves as an entertainment restaurant company. Revenue from our first restaurant, which opened on October 16, 2006, amounted to $1,239,972 (96% of total revenue) for the six months ended July 3, 2007. There was no revenue associated with our entertainment restaurant operations for the six months ended June 30, 2006. The other revenue for the six month period ended July 3, 2007 of $57,598 was generated through $20,000 of non-refundable franchise area development fees paid to us upon execution of our franchise area development agreement with OCC Partners; $2,000 of non-refundable franchise application fees; $14,000 of licensing revenue under our agreement with SNAP Leisure LLC; and the liquidation of $21,598 of our remaining SNAP! and Bear Shop inventories. 2006 revenue reflects the liquidation of part of our remaining SNAP! and Bear Shop inventories. In addition, we generated licensing revenue of $12,400 (11.3% of total revenue) in the first six months of 2006 from the licensing of some of our games to Mondobox LLC.

         Cost of sales for the three and six month periods ended July 3, 2007 totaled $205,776 and $403,905, compared to $107,955 and $142,123 for same periods in 2006, representing an increase of $97,821 and $261,782 (91% and 184%), respectively. Cost of sales for our restaurant amounted to $394,120 (31.7% of restaurant revenue) in the six months ending July 3, 2007. As our restaurant matures and we continue to optimize our menu and menu cost structure and generate a greater percentage of media revenue, we expect that our restaurant cost of sales will drop to the 25%-27% (of restaurant revenue) range.

         Non-restaurant cost of sales amounted to $9,785 for the first six months of 2007, as compared to $142,123 for the first six months of 2006. The decrease in non-restaurant cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. In addition, we sold 16 Bear Shop machines in the first six months of 2007 for $16,000. There was no cost of sales associated with these machines, as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 83% for the first six months of 2007. During the six months ended June 30, 2006, we wrote off $66,398 of uncollectible advances to suppliers to cost of good sold, resulting in negative gross profit of $32,071 for the six months ended June 30, 2006.

         Selling, general and administrative expenses for the three and six months ended July 3, 2007 totaled $1,885,770 and $3,544,655, compared to $791,058 and $1,182,869 for the three and six months ended June 30, 2006, representing an increase of $1,094,712 and $2,361,786 (138% and 200%), respectively.

         The increase in SG&A for the first six months of 2007 is attributable to $833,033 of restaurant SG&A in 2007 (including restaurant salary and benefits expense of $530,006); higher corporate salary expense ($931,611 in 2007 as compared to $341,163 in 2006); increased engineering consulting expense ($158,013 in 2007 versus $59,975 in 2006); higher legal, accounting and other professional expense ($357,542 in 2007 versus $162,157 in 2006); higher depreciation and amortization expense ($162,988 in 2007 versus $5,234 in 2006); and higher nominal stock option expense in 2007 resulting from the continued amortization of fair value expense of options issued prior to 2007, coupled with the recording of expense relating to the increased issuance of employee options in 2006 ($716,481 of expense for the second quarter of 2007 versus $231,957 of expense for the second quarter of 2006).

         As a result, our loss from operations for the three and six months ended July 3, 2007 was $1,372,852 and $2,650,990, compared to a loss of $839,331 and $1,214,940 for the three and six months ended June 30, 2006, representing an increase of $533,521 and $1,436,050 (64% and 118%), respectively.

         Total other income for the three and six months ended July 3, 2007 was $23,342 and $11,312, compared to other income of $130,748 and expense of $399,444 for the same periods in 2006, representing a decrease in expense for the first six months of 2007 of $410,756 (103%). This decrease was primarily attributable to the non-recurrence in 2007 of $345,684 of expense relating to the issuance of financing warrants in the first six months of 2006 coupled with $58,076 of gain on settlement of debt income recorded in 2007 resulting from the settlement at a discount of accounts payable owing to outside law firms.

         As a result, our net loss for the three and six months ended July 3, 2007 totaled $1,349,510 and $2,641,057, compared to a net loss of $708,583 and $1,614,384 for the same periods in 2006, representing an increase of $640,927 and $1,026,673 (91% and 64%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 3, 2007, our cash position was $415,797 and we had negative working capital of $2,890,466. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors, including our CFO and the brother-in-law of our CEO ($25,000 of these proceeds were received from our CFO on April 10, 2007 and accordingly we issued the $25,000 note in favor of our CFO on that date). The notes have a six month term, accrue interest at 10% and are secured by our assets. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         On June 8, 2007, we sold $960,500 of convertible promissory notes to 16 individual accredited investors, including our CEO and the brother-in-law of our CEO. The notes have a six month term, accrue interest at 10% and are secured by our assets. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         Our debt at July 3, 2007 consisted of the following:

         A $18,885 loan payable to our former Vice President of Marketing issued on various dates in 2004 and 2005, 10% interest secured by certain inventory and receivables, due November 14, 2007. On May 14, 2007, we amended the terms of this note to: reduce the interest rate from 12% to 10%; extend the term from February 15, 2007 to November 14, 2007; prohibit prepayments on the note; and make the principal and accrued interest outstanding under the note convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted. Accrued interest of $98,466 outstanding on this note as of July 3, 2007 is included under accrued expenses on the balance sheet as of July 3, 2007. During the six month period ended July 3, 2007, we repaid $14,400 of this note in cash and credited $14,000 in receivables due from the holder against the principal balance of the note.

         $1,492,500 of convertible notes in favor of 29 accredited investors with maturity dates ranging from August 12, 2007 to December 8, 2007. The notes accrue interest at 10%, are secured by our assets, and are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         Two convertible notes payable to Mr. Dennis Nino, brother-in-law of our CEO, totaling $175,000. A $50,000 note is due August 28, 2007 and a $125,000 note is due December 8, 2007. Each note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Nino, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Nino will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         A $125,000 convertible note payable to our CEO, Nolan Bushnell. The note is due December 8, 2007 and accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Bushnell, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Bushnell will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         A $25,000 convertible note payable to our CFO, Peter Wilkniss. The note is due October 10, 2007 and accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Wilkniss, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Wilkniss will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         As of the date of this report, we are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of July 3, 2007 was $415,797.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors ($25,000 of these proceeds were received on April 10, 2007). On June 8, 2007, we completed the sale of $960,500 of convertible promissory notes to 16 individual accredited investors. We are using the proceeds from these transactions for working capital purposes.

         During the six months ended July 3, 2007, net cash used in operations was $1,624,508, compared to a use of cash of $520,588 for the six months ended June 30, 2006.

         Our major uses of cash in operations in the first six months of 2007 were to pay cash employee compensation and benefits of approximately $1.4 million, cash non-salary restaurant operating expenses of $303,027 and cash rent expense of $170,985. The non-cash transactions that reduced cash used in operations relative to our net loss included: $716,481 of non-cash expense relating to employee stock options and restricted stock, $162,988 of depreciation and amortization expense, an increase in accrued expenses of $120,808 and an increase in our accrued payroll of $66,300.

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

         During the six months ended July 3, 2007, we used $126,874 in our investing activities, largely related to equipping the outside patio area of our Woodland Hills, CA restaurant, computer hardware purchases and expense relating to new restaurant construction. During the six months ended June 30, 2006, we used $196,141 in our investing activities, largely reflecting capital expenditures relating to the construction of our Woodland Hills, CA restaurant.

         During the six months ended July 3, 2007, our financing activities provided cash in the amount of $2,112,173, as compared to providing cash of $1,203,602 for the six months ended June 30, 2006. Net proceeds from debt issuance amounted to $1,780,580 in the first six months of 2007, largely due to the sale of $1,817,500 of convertible notes to 31 investors (including $175,000 from the brother-in-law of our CEO, $125,000 from our CEO and $25,000 from our
CFO), as compared to net repayment of $247,000 in the first six months of 2006. In addition, we received cash proceeds of $331,593 from the exercise of warrants and options in the first six months of 2007. Other than proceeds from option and warrant exercises, we received no proceeds from the issuance of common stock to investors in the first six months of 2007, compared to net proceeds of $1,450,602 in the first six months of 2006.

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

         SOFTWARE DEVELOPMENT COSTS

         Software development costs related to computer games and network and terminal operating systems developed by us are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins with the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications and certain external factors including, but not limited to, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in the our products.

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

         REVENUE RECOGNITION

         We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touch screen pay-for-play game terminals to our customer and we believe that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

         We do not have any contractual obligations to provide post sale support of our products. We do provide such support on a case by case basis and the costs of providing such support are expensed as incurred. We earned no revenue from post sale support during the periods presented.

         Restaurant revenue from food, beverage and merchandise sales is recognized when payment is tendered at the point of sale. Revenue from the sale of gift cards is deferred and recognized upon redemption.

         Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Our area development fee consists of a one-time payment in consideration of the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. We recognize the non-refundable portion of franchise application fees in full upon receipt as these fees are in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. Refundable franchise fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

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


ITEM 3.    CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our senior management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our CEO concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

         During the six months ended July 3, 2007, we sold or issued unregistered shares of our equity securities in the following transactions:

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors ($25,000 of these proceeds were received on April 10, 2007). The notes have a six month term, accrue interest at 10% and are secured by the our assets. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. We are using the net proceeds from this transaction for working capital purposes.

         On June 8, 2007, we sold $960,500 of convertible promissory notes to 16 individual accredited investors. The notes have a six month term, accrue interest at 10% and are secured by our assets. The notes are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder is entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. We are using the net proceeds from this transaction for working capital purposes.

         Between January 3, 2007 and May 7, 2007 we issued 169,792 shares of common stock valued at $234,313 to 14 accredited investors upon the exercise of warrants with an exercise price of $1.38 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. We are using the net proceeds from these transactions for working capital purposes.

         On May 25, 2007, we issued an aggregate of 8,750 shares of common stock valued at $71,800 to five employees in settlement of accrued compensation. These issuances were made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.


ITEM 6.  EXHIBITS

(a) Exhibits

      REGULATION
      S-B NUMBER                          EXHIBIT
      ----------                          -------

         3.1 Certificate of Incorporation of uWink, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2/A filed on July 23, 2007).

         3.2 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form SB-2/A filed on July 23, 2007).

         3.3 Bylaws of uWink, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form SB-2/A filed on July 23, 2007).

         4.1 Form of Convertible Promissory Note, dated March 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 2, 2007).

         10.1 Area Development Agreement, dated June 8, 2007, between uWink, Inc. and OCC Partners, LLC (incorporated by reference to
                  Exhibit 10.21 to our Registration Statement on Form SB-2 filed on June 25, 2007).

         10.2     2007 Equity Incentive Plan (incorporated by reference to
                  Exhibit 10.23 to our Registration Statement on Form SB-2 filed on June 25, 2007).

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

                                                  UWINK, INC.


August 17, 2007                                  By:  /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                  By:  /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer