Form 10QSB
period 2007-10-02
uWink, Inc.
filed 2007-11-16
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED October 2, 2007

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

The number of shares of common stock outstanding as of November 16, 2007 was 12,684,403.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheet as of October 2, 2007 (unaudited)        2

           Consolidated Statement of Operations for the three and nine month
           periods ended October 2, 2007 and September 30, 2006 (unaudited)    3

           Consolidated Statement of Cash Flows for the nine month periods
           ended October 2, 2007 and September 30, 2006 (unaudited)            4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis or Plan of Operations         23

Item 3.    Controls and Procedures                                            32

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        32

Item 5.    Other Information                                                  34

Item 6.    Exhibits                                                           34

SIGNATURES                                                                    35


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  UWINK, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheet
                                    As of October 2, 2007
                                         (Unaudited)


                                            ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $     11,495
      Account receivable, net of allowance for doubtful accounts of $72,265           13,727
      Inventory, net of reserve for obsolescence                                      32,626
      Prepaid expenses and other current assets                                       63,618
                                                                                ------------
         TOTAL CURRENT ASSETS                                                        121,466

PROPERTY AND EQUIPMENT, NET                                                          886,890
                                                                                ------------
         TOTAL ASSETS                                                           $  1,008,356
                                                                                ============


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                     $  1,599,363
      Accrued payroll and related benefits                                           501,320
      Notes payable                                                                1,511,385
      Due to related parties                                                         325,000
      Advance from customers                                                          24,980
                                                                                ------------
         TOTAL CURRENT LIABILITIES                                                 3,962,048
                                                                                ------------

STOCKHOLDERS' DEFICIT
      Common stock, $0.001 par value; 25,000,000 shares authorized;
         6,513,486 shares issued and outstanding                                       6,514
      Additional paid-in capital                                                  36,276,835
      Accumulated deficit                                                        (39,251,638)
      Shares to be issued                                                             14,598
                                                                                ------------
         TOTAL STOCKHOLDERS' DEFICIT                                              (2,953,692)
                                                                                ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  1,008,356
                                                                                ============


                     The accompanying notes are an integral part of these
                         unaudited consolidated financial statements


                                              UWINK, INC. AND SUBSIDIARY
                                        Consolidated Statements of Operations
                                                     (Unaudited)


                                                         Three month periods ended         Nine month periods ended
                                                       -----------------------------     ----------------------------
                                                        October 2,      September 30,    October 2,      September 30,
                                                           2007             2006            2007             2006
                                                                         (Restated)                       (Restated)
                                                       -----------      -----------      -----------      -----------

NET SALES                                              $   673,335      $    35,720      $ 1,970,905      $   145,771

COST OF SALES                                              193,272            5,250          597,177          147,373
                                                       -----------      -----------      -----------      -----------
      GROSS PROFIT / (LOSS)                                480,063           30,470        1,373,728           (1,601)
                                                       -----------      -----------      -----------      -----------

OPERATING EXPENSES
      Selling, general and administrative expenses       1,501,148          863,845        5,046,382        2,046,714
                                                       -----------      -----------      -----------      -----------
      TOTAL OPERATING EXPENSES                           1,501,148          863,845        5,046,382        2,046,714
                                                       -----------      -----------      -----------      -----------

      LOSS FROM OPERATIONS                              (1,021,085)        (833,375)      (3,672,655)      (2,048,315)
                                                       -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
      Other income                                             950            1,656              950           11,962
      Beneficial conversion of debt                       (408,435)         (22,500)        (408,435)         (47,500)
      Gain on settlement of debt                                --            2,497           58,076            5,873
      Interest expense                                     (48,395)         (11,347)         (95,159)         (53,788)
      Fair value of warrant liability                           --       (6,238,218)              --       (6,583,902)
                                                       -----------      -----------      -----------      -----------
      TOTAL OTHER INCOME (EXPENSE)                        (455,880)      (6,267,912)        (444,568)      (6,667,355)
                                                       -----------      -----------      -----------      -----------

      LOSS BEFORE PROVISION FOR INCOME TAXES            (1,476,966)      (7,101,287)      (4,117,223)      (8,715,670)

PROVISION FOR INCOME TAXES                                      --               --              800               --
                                                       -----------      -----------      -----------      -----------

      NET LOSS                                         $(1,476,966)     $(7,101,287)     $(4,118,023)     $(8,715,670)
                                                       ===========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE - BASIC & DILUTED            $     (0.23)     $     (1.51)     $     (0.63)     $     (2.10)
                                                       ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC & DILUTED                      6,547,392        4,711,380        6,498,506        4,145,546
                                                       ===========      ===========      ===========      ===========

           Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive

           The accompanying notes are an integral part of these unaudited consolidated financial statements


                                          UWINK, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                                     Nine month periods ended
                                                                                   OCTOBER 2,       SEPTEMBER 30,
                                                                                      2007              2006
                                                                                                     (Restated)
                                                                                   -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(4,118,023)     $(8,715,670)
    Adjustment to reconcile net loss to net cash used in operating activities:
         Beneficial debt conversion expense                                            408,435           47,500
         Employee stock option expense                                               1,005,318          365,309
         Depreciation and amortization expense                                         237,503           17,805
         Bad debt allowance                                                                              (3,728)
         Gain on settlement of debt                                                    (58,076)          (5,873)
         Issuance of warrants for debt                                                      --           16,828
         Issuance of common stock for services                                         (99,213)         217,642
         Issuance of common stock for accrued interest                                      --            8,063
         Inventory obsolescence reserve                                                (17,948)          78,275
         Fair value of warrant liability                                                    --        6,583,902
    Changes in operating assets and liabilities:
       Accounts receivable                                                               5,918            1,448
       Inventory                                                                        62,528          115,708
       Deposits                                                                          2,300           66,398
       Prepaid expenses and other current assets                                       (41,783)         (12,805)
       Accounts payable                                                                239,837          219,468
       Accrued expenses                                                                171,375          (14,826)
       Accrued payroll and related benefits                                            226,630          125,071
                                                                                   -----------      -----------
Net cash used in operating activities                                               (1,975,199)        (889,485)
                                                                                   -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                             (188,635)        (914,747)
                                                                                   -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                               1,492,500               --
    Repayment of debt                                                                  (36,920)        (178,959)
    Proceeds from advances from related parties                                        325,000               --
    Repayment of advances from related parties                                              --         (100,000)
    Proceeds from issuance of common stock                                                  --        2,936,002
    Proceeds from warrant exercises                                                    199,813               --
    Proceeds from option exercise                                                      139,930               --
    Payment of offering costs                                                               --               --
                                                                                   -----------      -----------
Net cash provided by (used in) financing activities                                  2,120,323        2,657,043
                                                                                   -----------      -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENT                                    (43,511)         852,811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          55,006           23,759
                                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    11,495      $   876,569
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                  $        --      $     3,049
                                                                                   ===========      ===========
    Income taxes paid                                                              $        --      $        --
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

    Conversion of debt into shares of common stock                                 $        --      $   123,000
                                                                                   ===========      ===========


        The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                       4

                           UWINK, INC. AND SUBSIDIARY
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company", "we" or "us"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended January 2, 2007 included in our Annual Report on Form 10-KSB. The results of the three and nine months ended October 2, 2007 are not necessarily indicative of the results to be expected for the full year ending January 1, 2008.

STOCK SPLIT

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

FISCAL YEAR END

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal first quarter ended on April 3, 2007, our 2007 fiscal second quarter ended on July 3, 2007 and our 2007 fiscal third quarter ended on October 2, 2007.

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

Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. During the nine months ended October 2, 2007, our franchise-related revenue consisted of a $20,000 non-refundable area development fee and $2,000 of non-refundable franchise application fees. Our area development fee consists of a one-time payment in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. During the nine months ended October 2, 2007, we also received a $20,000 refundable area development fee. This payment is held in escrow and, accordingly, will not be recorded in the financials until the contingency is resolved and the fees are released from escrow. Our franchise application fee consists of a one-time $5,000 payment, $1,000 of which is non-refundable, in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. As a result, we recognize the non-refundable portion of this fee in full upon receipt. Refundable franchise application fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

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

ADVANCES FROM CUSTOMERS

We record advances from customers as a liability and recognize these amounts as revenue over the period of the related agreement. As of October 2, 2007, advances from customers relating to licensing fees amounted to $24,980.

SALES TAXES

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of October 2, 2007 was $55,351.

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

NOTE 2 - LOSS PER SHARE

We report loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended October 2, 2007 and September 30, 2006 because the effect would have been anti-dilutive:

                                                          2007           2006
                                                       ----------     ----------
        Stock options issued to employees                 422,880         95,984
        Warrants issued to consultants and finders          5,545         80,657
        Warrants issued for financing                     448,323        459,748
                                                       ----------     ----------
                                                          871,203        636,389
                                                       ==========     ==========

Diluted earnings (loss) per share has not been presented because the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 as of October 2, 2007 is to cover the accounts receivable from non-restaurant activities.

NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of October 2, 2007, determined on a first in first out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all non-restaurant inventory at October 2, 2007 is treated as finished goods inventory.

During the nine months ended October 2, 2007, the Company generated $27,000 in revenue from the sale of obsolete inventory previously fully reserved for at a value of $71,000. Accordingly, gross non-restaurant inventory was written down by $71,000 and a corresponding reduction was made to the obsolescence reserve. The obsolescence reserve at October 2, 2007 relates solely to non-restaurant inventory. During the nine months ended October 2, 2007, remaining non-restaurant inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $43,392. Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurant.

Inventory at October 2, 2007:
Finished Goods                                                        $ 277,782
Restaurant                                                               32,626
Less:  obsolescence reserve                                            (277,782)
                                                                      ---------
                                                                       $  32,626
                                                                      =========

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at October 2, 2007 consisted of the following:


          Computer equipment                             $ 571,173
          Office furniture and equipment                    17,926
          Restaurant furniture and fixtures                636,831
          Leasehold improvements                            84,849
          Machinery and equipment                           82,603
          Construction in progress                          52,300
                                                         ---------
                                                         1,445,682
          Less accumulated depreciation                   (558,792)
                                                         ---------
                                                         $ 886,890
                                                         =========

Depreciation expense for the nine months ended October 2, 2007 and September 30, 2006 was $202,503 and $7,805, respectively.

NOTE 6 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the nine months ended October 2, 2007 consisted of the following:

Professional fees             $  459,589
Rent                             255,060
Restaurant operating expenses    438,548
Product development              268,912
Salary expense                 2,019,070
Employee stock option expense  1,005,318
Depreciation and amortization    237,503
Other                            362,382
                              ----------
                              $5,046,382
                              ==========

The major components of selling, general and administrative expenses for the nine months ended September 30, 2006 consisted of the following:

Professional fees           $ 239,331
Rent                          102,126
Product development           177,364
Salary expense                639,729
Employee stock option expense 365,309
Inventory reserve expense     117,489
Pre-opening expenses           89,767
Other                         315,599
                            ----------
                            $2,046,714
                            ==========

NOTE 7 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to us by certain of our officers and their family members and directors of the Company.

Due to related parties outstanding at October 2, 2007 consisted of the following:

Two convertible notes payable to Mr. Dennis Nino, brother-in-law of our CEO. A $50,000 note was due August 28, 2007 and a $125,000 note is due December 8, 2007. Each note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Nino, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Nino will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion right in Mr. Nino's notes. On November 12, 2007, Mr. Nino elected not to convert these notes. Accordingly, we made cash repayment to Mr. Nino of an aggregate of $183,897 (inclusive of $8,897 of accrued interest) in full satisfaction of these notes.


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

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion right in Mr. Bushnell's note. On November
12, 2007, Mr. Bushnell elected to convert the principal amount of the note
(together with $5,377 of accrued interest and $26,075 of conversion incentive), in full satisfaction of our obligations under the note, into 78,226 units
(consisting of 78,226 shares of our common stock and 78,226 warrants to purchase one share of our common stock at an exercise price of $2.40), at a purchase price of $2.00 per unit.

Principal Amount                                                                                 $ 125,000

Convertible note payable to our CFO, Peter Wilkniss. The note was due October
10, 2007 and accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Wilkniss, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least
$3,000,000. Upon conversion, Mr. Wilkniss will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion right in Mr. Wilkniss' note. On November
12, 2007, Mr. Wilkniss elected to convert the principal amount of the note
(together with $1,479 of accrued interest and $5,296 of conversion incentive), in full satisfaction of our obligations under the note, into 15,888 units
(consisting of 15,888 shares of our common stock and 15,888 warrants to purchase one share of our common stock at an exercise price of $2.40), at a purchase price of $2.00 per unit.


Principal Amount                                                                                 $   25,000
                                                                                                 ----------
Total due to related parties                                                                     $  325,000
                                                                                                 ==========

According to EITF 98-5 paragraph 13, which covers the accounting for (a) a security that becomes convertible only upon the occurrence of a future event outside the control of the holder and (b) a security that is convertible from inception but contains conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized in earnings until the contingency is resolved. As the notes become convertible only upon occurrence of a future event outside of our control ("any offering of our securities that results in gross proceeds to us of at least $3,000,000"), the beneficial conversion feature is contingent and, therefore, not recognized in the financials as of July 3, 2007.
On November 7, 2007, we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion rights in the above notes. Therefore, $68,150 has been recorded as beneficial conversion feature expense on these notes payable to the related parties.

During the nine month period ended October 2, 2007, we accrued $12,500 in interest on amounts due to related parties and paid $0 in interest on amounts due to related parties.

During the nine months ended October 2, 2007, salary amounting to $177,630 was paid to employees related to the CEO.



NOTE 8 - NOTES PAYABLE

Notes payable outstanding at October 2, 2007 consisted of the following:

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

This loan was reclassified from "Due to Related Parties" to "Notes Payable" on the December 31, 2005 balance sheet following the termination of the holder's employment and was further reclassified from long term liabilities to short term liabilities on the January 2, 2007 balance sheet. Accrued interest of $101,422 outstanding on this note as of October 2, 2007 is included under accrued expenses on the balance sheet as of October 2, 2007. During the nine month period ended October 2, 2007, we repaid $14,400 of this note in cash and credited $14,000 in receivables due from the holder against the principal balance of the note.

On November 12, 2007, the holder declined the conversion right triggered by our November 7, 2007 financing. Accordingly, we repaid in cash a total of $121,595
(inclusive of accrued interest) in full satisfaction of the note.

Principal Amount                                                                             $   18,885

Convertible notes in favor of 27 accredited investors with maturity dates ranging from August 12, 2007 to December 8, 2007. The notes accrue interest at 10%, are secured by our assets, and are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion rights in the notes. On November 12, 2007, 22 holders, representing an aggregate of $1,367,500 in principal amount of notes, an aggregate of $79,929 in accrued interest and an aggregate of $289,486 of conversion incentive, elected to convert their notes, in full satisfaction of our obligations under the notes, into an aggregate of 868,458 units at $2.00 per unit (such units collectively consisting of 868,458 shares of our common stock and 868,458 warrants to purchase one share of our common stock at an exercise price of $2.40). 5 holders elected not to convert a total of $125,000 in principal amount of notes. We repaid the $125,000 principal amount plus an aggregate of $7,396 in accrued interest to those non-converting holders, in full satisfaction of those notes.


Aggregate Principal Amount
                                                                                              1,492,500
                                                                                             ----------
Total notes payable                                                                          $1,511,385
                                                                                             ==========

According to EITF 98-5 paragraph 13, which covers the accounting for (a) a security that becomes convertible only upon the occurrence of a future event outside the control of the holder and (b) a security that is convertible from inception but contains conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized in earnings until the contingency is resolved. As the notes become convertible only upon occurrence of a future event outside of our control ("any offering of our securities that results in gross proceeds to us of at least $3,000,000"), the beneficial conversion feature is contingent and, therefore, not recognized in the financials as of July 3, 2007. On November 7, 2007, we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion rights in all the above notes. Therefore, $340,285 has been recorded as beneficial conversion feature expense on these notes payable.

During the nine month period ended October 2, 2007, we accrued $72,263 in interest on the above notes payable and paid $0 in cash interest on these notes payable.

NOTE 9 - EQUITY

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

During the nine month period ended October 2, 2007, we issued:

73,425 shares of common stock valued at $139,930 upon the exercise of stock options. Out of these, 8,750 shares of common stock valued at $17,500 were issued to employees related to our CEO;

169,792 shares of common stock valued at $234,313 upon the exercise of warrants. Out of these, 25,000 shares of common stock valued at $34,500 were issued to our CFO and 25,000 shares of common stock valued at $34,500 were issued to a director;

an aggregate of 8,750 shares of common stock valued at $71,800 to five employees in settlement of accrued compensation. Out of these, 2,500 shares of common stock valued $22,000 were issued to employees related to our CEO; and

12,459 shares of common stock in exchange for consulting services valued at $89,337.

During the nine months ended October 2, 2007, we cancelled 46,250 shares of common stock valued at $205,350. These shares were returned to us by Redwood Consultants pursuant to a settlement we entered into with Redwood Consultants relating to a total of 100,000 shares of common stock valued at $444,000 issued to Redwood Consultants in 2005 for consulting services rendered in 2005.

SHARES TO BE ISSUED

At October 2, 2007, shares to be issued consisted of:

8,444 shares valued at $14,598. Of these, 4,285 shares valued at $4,456 were issuable pursuant to option exercises, and were issued subsequent to October 2, 2007. The remaining 4,159 shares valued at $10,142 remained unissued in connection with our capital raising transactions in 2004. These shares remain unissued for ministerial reasons.

During the nine months ended October 2, 2007, we reclassified 23,728 shares of common stock valued at $193,750 from shares to be issued to accrued compensation. These shares were to be issued in settlement of accrued employee compensation as of April 3, 2007. Out of these, 14,865 shares valued at $115,750 were to be issued to employees related to our CEO. Of these reclassified shares, an aggregate of 8,750 shares of common stock valued at $71,800 were subsequently issued to five employees in settlement of accrued compensation. Out of these, 2,500 shares of common stock valued $22,000 were issued to employees related to our CEO.

NOTE 10 - STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK AWARDS

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

Primarily as a result of adopting SFAS No. 123R, we recognized $1,005,318 in share-based compensation expense for the nine months ended October 2, 2007. The impact of this share-based compensation expense on our basic and diluted earnings per share was $0.16 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 500,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of October 2, 2007, there are 372 shares available for issuance under this plan.

On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan, as subsequently amended on November 14, 2006, provides for the issuance of up to 625,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of October 2, 2007, there are 39,830 shares available for issuance under this plan.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the issuance of up to 250,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of October 2, 2007, there were 250,000 shares available for issuance under the 2007 Plan.

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

On September 20, 2007, we issued 7,500 options to an employee at an exercise price of $4.05 per share.

All these options vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

Following is a summary of the stock option activity for the nine months ended October 2, 2007:

                                                       Weighted
                                                       Average
                                           Options     Exercise     Aggregate
                                         outstanding    Price    Intrinsic Value
                                         -----------   --------  ---------------
       Outstanding, January 2, 2007       1,174,933     $3.76      $6,461,691
       Granted                               87,750     $5.62
       Forfeited                            169,375     $4.60
       Exercised                             73,425     $1.91      $  146,850
                                         ----------
       Outstanding, October 2, 2007       1,019,883     $3.93      $1,402,944
       Exercisable, October 2, 2007         508,015     $3.84      $  799,419

The following is a summary of the status of options outstanding at October 2, 2007:

       Exercise                     Options           Average Remaining        Exercisable
        Price                      Outstanding        Contractual Life

    $1.00 - $1.99                    475,928               8.18                   275,939
    $2.00 - $2.99                    123,575               8.27                    70,069
    $4.00 - $4.99                     99,750               9.08                    21,931
    $5.00 - $5.99                     28,084               8.96                     7,008
    $6.00 - $6.99                     60,000               9.39                     6,239
    $7.00 - $7.99                    102,500               9.18                    28,454
    $8.00 - $8.99                     42,500               9.24                    10,829
    $9.00 - $9.99                     45,254               6.43                    45,254
   $10.00 - $10.99                    37,500               6.79                    37,500
   $12.00 - $12.99                     4,792               2.22                     4,792
                          ----------------------------------------------------------------
                                   1,019,883               8.36                   508,015
                          ================================================================


For options granted during the nine months ended October 2, 2007, the weighted-average fair value of such options was $5.62.

During the nine months ended October 2, 2007, we received $139,930 from the exercise of 73,425 stock options at a weighted-average exercise price of $1.91 per share.

The total weighted-average remaining contractual term of the options outstanding at October 2, 2007 is 8.4 years.

The total weighted-average remaining contractual term of the options exercisable at October 2, 2007 is 7.9 years.

We recognized expense of $865,325 for the fair value of the options vested during the nine months ended October 2, 2007.

The total compensation expense not yet recognized relating to unvested options at October 2, 2007 is $1,929,621 and the weighted-average period over which this expense will be recognized is 1.8 years.

The assumptions used in calculating the fair value of options granted during the period, using the Black-Scholes option pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                         82%-125%
           Expected dividend yield                                            0


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

Following is a summary of the restricted stock award activity for the nine months ended October 2, 2007.

                                                    Weighted-
                                                     Average
                                                    Grant Date      Aggregate
                                          Shares    Fair Value   Intrinsic value
                                         --------   ----------   ---------------
Non-vested balance January 2, 2007            --        --          $     --
Granted                                   137,500    $5.02
Vested                                     28,299    $4.95
Forfeited                                     --        --
Non-vested balance October 2, 2007        109,201    $5.04          $426,977


For awards granted during the nine months ended October 2, 2007, the weighted-average fair value of such awards was $5.02.

The total weighted-average remaining contractual term of the awards outstanding at October 2, 2007 is 2.0 years.

We recognized expense of $139,993 for the fair value of the awards vested during the nine months ended October 2, 2007.

The total compensation expense not yet recognized relating to unvested awards at October 2, 2007 is $550,507 and the weighted average period over which this expense will be recognized is 2.0 years.

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

Warrants
--------

Following is a summary of the warrant activity for the nine months ended October 2, 2007.

                                                  Weighted-
                                                    Average
                                                   Exercise       Aggregate
                                     Warrants       Price      Intrinsic Value
                                    ----------     --------   -----------------
Balance January 2, 2007              1,962,889     $  4.08       $11,840,814
Granted                                     --          --
Exercised                              144,792     $  1.38
Cancelled                               58,748     $  9.47
Balance October 2, 2007              1,759,349     $  4.12       $ 3,356,227

During the nine months ended October 2, 2007, we issued no warrants and recognized no expense relating to warrants.

Following is a summary of the status of warrants outstanding at October 2, 2007:


                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $1.38                1,311,026             1.67               1,311,026
     $6.00                  100,031             2.62                 100,031
     $6.32                    5,545             0.28                   5,545
     $7.00                   21,250             2.00                  21,250
     $8.00                   61,250             1.55                  61,250
     $14.00                 222,747             2.00                 222,747
     $20.00                  12,500             1.50                  12,500
     $28.00                  12,500             1.50                  12,500
     $36.00                  12,500             1.50                  12,500
     -----------------------------------------------------------------------
                          1,759,349                                1,759,349
     -----------------------------------------------------------------------

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. As of October 2, 2007, management believes that we are not a party to any action which would have a material impact on our financial condition, operations, or cash flows.

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

Total rent expense for the nine months ended October 2, 2007 was $255,061. Total rent expense for the nine months ended September 30, 2006 was $102,000.

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

NOTE 13 - RESTATEMENT

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

A provision in the Securities Purchase Agreements governing our private placement transactions completed on March 3, 2006, May 9, 2006, June 12, 2006 and September 18, 2006 requires us to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors in those transactions as promptly as possible and that, if the registration statement is not declared effective by the SEC within 180 days of the closing date of the transaction, or if we fail to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that we pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). In connection with the March 3, 2006 transaction, we issued 450,000 immediately-exercisable, three-year warrants to a placement agent. The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision.

The fair value of the warrants issued to the investors in these transactions, as calculated as of September 30, 2006, was $6,583,902. In accordance with EITF 00-19, we have determined to amend and restate the financial statements for the three and nine months ended September 30, 2006 to recognize expense of $6,583,902 for the fair value of the warrants, as calculated as of September 30, 2006, issued to the investors in these transactions and to record a corresponding short term warrant liability of $6,583,902 on the September 30, 2006 balance sheet. Because the placement agent's warrants are not subject to registration rights/liquidated damages for failure to register, the fair value of the 450,000 warrants issued to the placement agent of $90,080 was accounted for as cost of raising equity with a corresponding amount debited to additional paid-in capital.

The following presents the effect on our previously issued financial statements for the nine months ended September 30, 2006. THE TABLES SET FORTH BELOW ONLY PRESENT THOSE ACCOUNTS THAT WERE AFFECTED BY THE RESTATEMENT.

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


NOTE 14 - SUBSEQUENT EVENTS

On October 25, 2007, we entered into a definitive agreement to acquire the leasehold interest and certain other assets of a currently operating restaurant in downtown Mountain View, California, which we intend to convert to the uWink concept and open by early 2008, subject to the satisfaction of customary closing conditions.

On November 7, 2007, we completed the sale, in a registered equity offering, of
5.2 million units at a purchase price of $2.00 per unit, consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40, generating gross proceeds of approximately $10.4 million. The net proceeds from this transaction were approximately $9.3 million after deducting placement agent fees and offering expenses.

Our November 7, 2007 financing triggered the conversion rights in the convertible promissory notes issued in April 2007 and June 2007. Effective November 12, 2007, holders representing an aggregate of $1,517,500 in principal amount of convertible notes (including aggregate accrued interest of $86,785 and an aggregate conversion incentive of $320,857) elected to convert (in full satisfaction of our obligations under the notes) their notes into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 962,571 of units to these investors.

Holders representing an aggregate of $318,885 in principal amount of convertible notes elected not to convert their notes. Accordingly, we made cash repayment of a total of $437,888 (inclusive of $119,003 of accrued interest), in full satisfaction of those notes.

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

         Our growth strategy is to open three to four additional company-owned and/or managed restaurants within the next six to twelve months and to franchise our concept, focusing on multiple-unit area development agreements. We are targeting a mix of one-third company-owned restaurants and two-thirds franchised restaurants. We expect we will also seek to generate additional revenue through the sale of media equipment to franchisees. In addition, we believe that our concept is well suited for specialized locations, including airports and schools, and we are pursuing opportunities in these areas. We also believe that the software platforms and touchscreen terminals we have developed, and are continuing to develop, for our restaurant concept can be deployed in other restaurants, bars and mobile devices. We are currently engaged in preliminary discussions and will continue to seek opportunities to employ these assets in some or all of these other venues, although we have not entered into any definitive agreements to do so.

         On May 1, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Promenade at Howard Hughes Center in Los Angeles, California. Effective June 4, 2007, we and the landlord entered into a definitive lease agreement for the Howard Hughes location.

         On May 7, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Hollywood & Highland Center in Hollywood, California.

         On August 6, 2007, we announced the signing of a letter of intent to open a new restaurant location at the Galleria Dallas in Dallas, Texas.

         The Hollywood & Highland and Galleria Dallas transactions remain subject to the negotiation and execution of a definitive lease agreement. Assuming prompt execution of the definitive lease agreements for these locations, we expect these locations to be open by early to mid 2008.

          On October 25, 2007, we entered into a definitive agreement to acquire the leasehold interest and certain other assets of a currently operating restaurant in downtown Mountain View, California, which we intend to convert to the uWink concept and open by early 2008, subject to the satisfaction of customary closing conditions.

          On November 7, 2007, we completed an approximately $10.4 million registered equity financing. The proceeds of the raise will be used to fund our new restaurants and general working capital needs. Investors purchased approximately 5.2 million units at a purchase price of $2.00 per unit, each of which consists of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40. The warrants are immediately separable from the units, immediately exercisable and will expire on the fifth anniversary of the date of their issuance. The net proceeds were approximately $9.3 million after deducting placement agent fees and other offering expenses.

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

        We expect that we can currently satisfy our cash requirements through the end of our 2008 fiscal year.


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

OVERVIEW

         We are a developer and operator of digital media entertainment software and an interactive restaurant concept named uWink. Over the past three years, we have invested substantial time and capital in the development of the uWink Game Library comprising over 70 short-form video games, our proprietary "tabletop" touchscreen terminal and software and most recently, the development of our interactive restaurant concept.

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

         Going forward, our strategy is to leverage our network and entertainment software assets, including our uWink Game Library, to develop and operate the uWink interactive entertainment restaurant concept. The uWink concept is designed to allow customers to order food, drinks, games from the uWink Game Library and other digital media at the table through proprietary software and touchscreen terminals. This concept integrates food and our interactive entertainment software to provide what we believe to be a new entertainment dining experience. We believe that the software platforms and touchscreen terminals we have developed, and are continuing to develop, for our restaurant concept can be deployed in other restaurants, bars and mobile devices. We are currently engaged in preliminary discussions and will continue to seek opportunities to employ these assets in some or all of these other venues, although we have not entered into any definitive agreements to do so.

         BASIS OF PRESENTATION

         In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our fiscal first quarter 2007 ended on April 3, 2007, our fiscal second quarter 2007 ended on July 3, 2007 and our fiscal third quarter 2007 ended on October 2, 2007. For purposes of the following discussion, the three and nine month periods ended October 2, 2007 and September 30, 2006 are sometimes referred to as fiscal quarters.

RESULTS OF OPERATIONS

         Fiscal third quarter 2007 compared with fiscal third quarter 2006.

         Net sales for the three and nine months ended October 2, 2007 increased by $637,615 and $1,825,134 (1,785% and 1,252%) to $673,335 and $1,970,905, from
$35,720 and $145,771, respectively, for the same periods in 2006. In 2006, we wound down our SNAP! and Bear Shop manufacturing and sales operations and repositioned ourselves as an entertainment restaurant company. Revenue from our first restaurant, which opened on October 16, 2006, amounted to $1,899,532 (96% of total revenue) for the nine months ended October 2, 2007. There was no revenue associated with our entertainment restaurant operations for the nine months ended September 30, 2006. The other revenue for the nine month period ended October 2, 2007 of $71,373 was generated through $20,000 of non-refundable franchise area development fees paid to us upon execution of our franchise area development agreement with OCC Partners; $2,000 of non-refundable franchise application fees; $14,000 of licensing revenue under our agreement with SNAP Leisure LLC; and the liquidation of $35,373 of our remaining SNAP! and Bear Shop inventories. 2006 revenue largely reflects the liquidation of part of our remaining SNAP! and Bear Shop inventories. We also generated licensing revenue of $37,600 (25.7% of total revenue) in the first nine months of 2006, made up of $21,600 in licensing fees from the sale of SNAP machines by SNAP Leisure LLC under our license agreement with SNAP Leisure and $16,000 in licensing fees for some of our games from Mondobox LLC.

         Cost of sales for the three and nine month periods ended October 2, 2007 totaled $193,272 and $597,177, compared to $5,250 and $147,373 for same periods in 2006, representing an increase of $188,022 and $449,804 (3,581% and 305%), respectively. Cost of sales for our restaurant amounted to $581,306 (30.6% of restaurant revenue) in the nine months ending October 2, 2007. For the three months ended October 2, 2007, cost of sales for our restaurant was $187,186 (28.4% of restaurant revenue). As our restaurant continues to mature and we continue to optimize our menu and menu cost structure and generate a greater percentage of media revenue, we expect that our restaurant cost of sales will drop to the 25%-27% (of restaurant revenue) range.

         Non-restaurant cost of sales amounted to $15,871 for the first nine months of 2007, as compared to $147,373 for the first nine months of 2006. The decrease in non-restaurant cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. In addition, we sold 27 Bear Shop machines in the first nine months of 2007 for $27,000. There was no cost of sales associated with these machines, as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 78% for the first nine months of 2007. During the nine months ended September 30, 2006, we wrote off $66,398 of uncollectible advances to suppliers to cost of good sold, resulting in negative gross profit of $1,601 for the nine months ended September 30, 2006.

         Selling, general and administrative expenses for the three and nine months ended October 2, 2007 totaled $1,501,148 and $5,046,382, compared to $863,845 and $2,046,714 for the three and nine months ended September 30, 2006, representing an increase of $637,303 and $2,999,668 (74% and 147%), respectively.

         The increase in SG&A for the first nine months of 2007 is attributable to $1,197,206 of restaurant SG&A in 2007 (including restaurant salary expense of $758,658); higher corporate salary expense ($1,260,412 in 2007 as compared to $639,729 in 2006); increased engineering consulting expense ($268,912 in 2007 versus $177,364 in 2006); higher legal, accounting and other professional expense ($459,589 in 2007 versus $239,331 in 2006); higher depreciation and amortization expense ($237,503 in 2007 versus $17,805 in 2006); and higher nominal stock option expense in 2007 resulting from the continued amortization of fair value expense of options issued prior to 2007, coupled with the recording of expense relating to the increased issuance of employee options in 2006 and 2007 ($1,005,318 of expense for the third quarter of 2007 versus $365,309 of expense for the third quarter of 2006).

         As a result, our loss from operations for the three and nine months ended October 2, 2007 was $1,021,085 and $3,672,655, compared to a loss of $833,375 and $2,048,315 for the three and nine months ended September 30, 2006, representing an increase of $187,710 and $1,624,340 (23% and 79%), respectively.

         Total other expense for the three and nine months ended October 2, 2007 was $455,880 and $444,568, compared to other expense of $6,267,912 and expense of $6,667,355 for the same periods in 2006, representing a decrease in expense for the first nine months of 2007 of $6,222,787 (93%). This decrease was primarily attributable to the non-recurrence in 2007 of $6,583,902 of expense relating to the issuance of financing warrants in the first nine months of 2006 coupled with $58,076 of gain on settlement of debt income recorded in 2007 resulting from the settlement at a discount of accounts payable owing to outside law firms, partially offset by $408,435 of beneficial debt conversion expense in the first nine months of 2007 relating to approximately $2 million of convertible promissory notes issued in 2007. The notes were convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder was entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. On November 7, 2007, we completed a financing transaction that triggered the conversion rights in these notes. Accordingly, we recorded the 20% conversion incentive on the full amount of the notes plus accrued interest, amounting to $408,435, in the statement of operations for the three and nine months ended October 2, 2007.

         As a result, our net loss for the three and nine months ended October 2, 2007 totaled $1,476,966 and $4,118,023, compared to a net loss of $7,101,287 and $8,715,670 for the same periods in 2006, representing a decrease of $5,624,321 and $4,597,647 (79% and 53%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 2, 2007, our cash position was $11,495 and we had negative working capital of $2,953,692. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

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

         On November 7, 2007, we completed the sale, in a registered equity offering, of 5.2 million units at a purchase price of $2.00 per unit, consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40, generating gross proceeds of approximately $10.4 million. The net proceeds from this transaction were approximately $9.3 million after deducting placement agent fees and offering expenses.

         Our November 7, 2007 financing triggered the conversion rights in the convertible promissory notes issued in April 2007 and June 2007. Effective November 12, 2007, holders representing an aggregate of $1,517,500 in principal amount of convertible notes (including aggregate accrued interest of $86,785 and an aggregate conversion incentive of $320,857) elected to convert (in full satisfaction of our obligations under the notes) their notes into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 962,571 of units to these investors.

         Holders representing an aggregate of $318,885 in principal amount of convertible notes elected not to convert their notes. Accordingly, we made cash repayment of a total of $437,888 (inclusive of $119,003 of accrued interest), in full satisfaction of those notes.

         Our obligations under our 2007 convertible promissory notes are now fully satisfied.

         Our debt at October 2, 2007 consisted of the following:

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

         This loan was reclassified from "Due to Related Parties" to "Notes Payable" on the December 31, 2005 balance sheet following the termination of the holder's employment and was further reclassified from long term liabilities to short term liabilities on the January 2, 2007 balance sheet. Accrued interest of $101,422 outstanding on this note as of October 2, 2007 is included under accrued expenses on the balance sheet as of October 2, 2007. During the nine month period ended October 2, 2007, we repaid $14,400 of this note in cash and credited $14,000 in receivables due from the holder against the principal balance of the note.

         On November 12, 2007, the holder declined the conversion right triggered by our November 7, 2007 financing. Accordingly, we repaid in cash a total of $121,595 (inclusive of accrued interest) in full satisfaction of the note.

         $1,492,500 of convertible notes in favor of 27 accredited investors with maturity dates ranging from August 12, 2007 to December 8, 2007. The notes accrue interest at 10%, are secured by our assets, and are convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds of at least $3,000,000. Upon conversion, the holder will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

          The conversion rights in these notes were triggered by our November 7, 2007 financing. On November 12, 2007, 22 holders, representing an aggregate of $1,367,500 in principal amount of notes, an aggregate of $79,929 in accrued interest and an aggregate of $289,486 of conversion incentive, elected to convert their notes, in full satisfaction of our obligations under the notes, into an aggregate of 868,458 units at $2.00 per unit (such units collectively consisting of 868,458 shares of our common stock and 868,458 warrants to purchase one share of our common stock at an exercise price of $2.40). 5 holders elected to not to convert a total of $125,000 in principal amount of notes. We repaid in cash the $125,000 principal amount plus an aggregate of $7,396 in accrued interest to those non-converting holders.

         Two convertible notes payable to Mr. Dennis Nino, brother-in-law of our CEO, totaling $175,000. A $50,000 note was due August 28, 2007 and a $125,000 note is due December 8, 2007. Each note accrues interest at 10%, is secured by our assets, and is convertible, at the option of Mr. Nino, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Nino will receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

         The conversion rights in these notes were triggered by our November 7, 2007 financing. On November 12, 2007, Mr. Nino elected not to convert these notes. Accordingly, we made cash repayment to Mr. Nino of an aggregate of $183,897 (inclusive of $8,897 of accrued interest) in full satisfaction of these notes.

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

          On November 12, 2007, Mr. Bushnell elected to exercise the conversion right in the note triggered by our November 7, 2007 financing and convert (in full satisfaction of our obligations under the note) the $125,000 principal amount of the note (together with accrued interest of $5,377 and the conversion incentive of $26,075) into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued 78,226 units to Mr. Bushnell.

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

          On November 12, 2007, Mr. Wilkniss elected to exercise the conversion right in the note triggered by our November 7, 2007 financing and convert (in full satisfaction of our obligations under the note) the $25,000 principal amount of the note (together with accrued interest of $1,479 and the conversion incentive of $5,296) into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued 15,888 units to Mr. Wilkniss.

         As of the date of this report, we are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

CASH POSITION AND SOURCES AND USES OF CASH

         Our cash and cash equivalents position as of October 2, 2007 was $11,495.

         On April 2, 2007, we completed the sale of $857,000 of convertible promissory notes to 19 accredited individual investors ($25,000 of these proceeds were received on April 10, 2007). On June 8, 2007, we completed the sale of $960,500 of convertible promissory notes to 16 individual accredited investors. We used the proceeds from these transactions for working capital purposes. On November 7, 2007 we raised approximately $9.3 million of net proceeds pursuant to a registered offering of our equity securities. We are using the proceeds from this transaction for new restaurant development and working capital purposes.

         During the nine months ended October 2, 2007, net cash used in operations was $1,975,199, compared to a use of cash of $889,485 for the nine months ended September 30, 2006.

         Our major uses of cash in operations in the first nine months of 2007 were to pay cash employee compensation and benefits of approximately $2.0 million, cash non-salary restaurant operating expenses of $438,548 and cash rent expense of $255,060. The non-cash transactions that reduced cash used in operations relative to our net loss included: $1,005,318 of non-cash expense relating to employee stock options and restricted stock, beneficial debt conversion expense of $408,435, $237,503 of depreciation and amortization expense, an increase in accounts payable of $239,837, an increase in accrued expenses of $171,375 and an increase in our accrued payroll of $226,630.

         Our net loss for the nine months ended September 30, 2006 was $8,715,670, but, due to a number of non-cash transactions reflected largely in our selling, general and administrative and other expenses, we used $889,485 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $443,000; cash payments to outside engineering contractors of approximately $150,000; cash rent expense of approximately $102,000; $90,000 of non-salary "pre-opening" expenses for first restaurant; and approximately $120,000 of outside auditor, legal counsel and SEC filing fees. The major source of operating cash during the period was the sale of inventory valued at approximately $115,000. The non-cash transactions that reduced cash used in operations relative to our net loss included: $6,583,902 of non-cash expense related to the expensing of the fair value of financing warrants issued in the first three quarters of 2006; $365,309 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $66,000 of uncollectible inventory deposits, the use of $217,462 worth of shares of common stock to pay for services rendered; and an increase in our accounts payable of $219,468.

         During the nine months ended October 2, 2007, we used $188,635 in our investing activities, largely related to equipping the outside patio area of our Woodland Hills, CA restaurant, computer hardware purchases and expense relating to new restaurant construction. During the nine months ended September 30, 2006, we used $914,747 in our investing activities, largely reflecting capital expenditures relating to the construction of our Woodland Hills, CA restaurant.

         During the nine months ended October 2, 2007, our financing activities provided cash in the amount of $2,120,323, as compared to providing cash of $2,657,043 for the nine months ended September 30, 2006. Net proceeds from debt issuance amounted to $1,780,580 in the first nine months of 2007, largely due to the sale of $1,817,500 of convertible notes to 30 investors (including $175,000 from the brother-in-law of our CEO, $125,000 from our CEO and $25,000 from our
CFO), as compared to net repayment of $278,959 in the first nine months of 2006. In addition, we received cash proceeds of $339,743 from the exercise of warrants and options in the first nine months of 2007. Other than proceeds from option and warrant exercises, we received no proceeds from the issuance of common stock to investors in the first nine months of 2007, compared to proceeds of $2,936,002 in the first nine months of 2006.

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

         During the nine months ended October 2, 2007, we sold or issued unregistered shares of our equity securities in the following transactions:

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

          On August 24, 2007, we issued an aggregate of 2,769 shares of common stock valued at $13,713 to four service providers in exchange for consulting services rendered. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

          Our November 7, 2007 financing triggered the conversion rights in the convertible promissory notes issued in April 2007 and June 2007. Effective November 12, 2007, holders representing an aggregate of $1,517,500 in principal amount of convertible notes (including aggregate accrued interest of $86,785 and an aggregate conversion incentive of $320,857) elected to convert (in full satisfaction of our obligations under the notes) their notes into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 962,571 of units to these investors. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.


ITEM 5.  OTHER INFORMATION

(a) On November 15, 2007, we amended the terms of employment of our Chairman and Chief Executive Officer, Nolan Bushnell, to increase Mr. Bushnell's base salary to $225,000. On November 15, 2007, we amended the terms of employment of our Chief Financial Officer, Peter Wilkniss, to increase Mr. Wilkniss' base salary to $225,000 and to provide immediate vesting of Mr. Wilkniss' options and restricted stock in the event Mr. Wilkniss' employment is terminated by us without Cause or is terminated by Mr. Wilkniss with Good Reason (as those terms are defined in the terms of employment).


ITEM 6.  EXHIBITS

(a) Exhibits

      REGULATION
      S-B NUMBER                          EXHIBIT
      ----------                          -------

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

                                                  UWINK, INC.


November 16, 2007                                 By:  /s/ NOLAN K. BUSHNELL
                                                       ------------------------
                                                       Nolan K. Bushnell
                                                       Chief Executive Officer


                                                  By:  /s/ PETER F. WILKNISS
                                                       ------------------------
                                                       Peter F. Wilkniss
                                                       Chief Financial Officer
                                                       Chief Accounting Officer