Form 10KSB
period 2008-01-01
uWink, Inc.
filed 2008-03-31
CIK 1108699

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

Commission File Number 0-27689

UWINK, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0412110
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation	or organization)

16106 HART STREET, VAN NUYS, CALIFORNIA 91406
(Address of principal executive offices)

(818) 909 6030
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which
to be so registered	Registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes [__] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s revenue for the fiscal year ended January 1, 2008 was $2,545,671.

The market value of the voting stock held by non-affiliates of the issuer as of March 30, 2008 was approximately $15,800,000.

The number of shares of the common stock outstanding as of March 30, 2008 was 12,671,534.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report we make a number of statements, referred to as “FORWARD-LOOKING STATEMENTS” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “SEEK”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “EXPECT”, “INTEND”, “PLAN”, “BUDGET”, “PROJECT”, “MAY BE”, “MAY CONTINUE”, “MAY LIKELY RESULT”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

●	we have a limited history in the restaurant industry and have historically relied on other segments of our business to generate revenue;

●	we currently rely on a single restaurant location for all of our restaurant revenue;

●	our operating history is characterized by net losses, and we anticipate further losses and may never become profitable;

●	we operate in a highly competitive industry among competitors who have significantly greater resources than we have and we may not be able to compete effectively;

●	we may be unable to respond to changing consumer preferences, tastes and eating habits, increases in food and labor costs and national and local economic conditions;

●	our ability to comply with applicable governmental regulations;

●	our management of our intellectual property;

●
we may not be able to obtain necessary financing to fund our operations, generate revenue, or otherwise effectively implement our growth and business plans, including expansion of our restaurant operations;

●	we may not be able to identify, attract, or retain qualified franchisees; and

●	we may not be able to locate a sufficient number of new restaurant sites.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are an entertainment and hospitality software company.  We also develop and operate an interactive restaurant concept named “uWink” that incorporates and showcases our entertainment and hospitality software.

Over the past three years, we have invested substantial time and capital in the development of our touch-based interactive digital content operating system and real-time, multi-player game platform, as well as our uWink Game Library, which comprises over 70 single and multi-player short-form video games, and our proprietary “tabletop” touch screen terminal.  We have incorporated all of these technology elements into the development of our interactive restaurant concept.

Our technology is designed to allow users to intuitively and easily use touch to access and interact with various forms of digital content and custom applications including menus, games, videos and music.

Our real-time, multi-player game platform supports restaurant-wide, head-to-head and team game play, facilitates in-person tournament and multi-player prize games and is designed to eventually support restaurant-to-restaurant game play and simultaneous in-restaurant and online game play.  The centerpiece of our entertainment offering is our uWink Game Library of casual, “social” games aimed at all ages, particularly women ages 21-35 and families.  We believe these demographics to be historically neglected, but growing and important, segments of the video game market.

The uWink restaurant concept was designed to create a fun, casual atmosphere where customers can enjoy freshly prepared, reasonably priced meals while interacting with our media, games and entertainment platform through our tabletop touch interface.  Our software also allows patrons to take control of many aspects of the dining experience, including check-in/check-out and food/drink ordering using our tabletop touch interface.

We believe we have proven our technology and restaurant concept at our initial uWink restaurant in Woodland Hills, California, as evidenced by the revenue we have achieved in Woodland Hills following the grand opening of that restaurant in late November 2006. For our fiscal year 2007, the revenue in our Woodland Hills restaurant was approximately $2.5 million.  We have achieved this level of revenue in what we believe would generally be considered a difficult restaurant location.

We also believe that the software platforms and touch screen terminals we have developed, and are continuing to develop, can be deployed more broadly in the hospitality and public-space markets including in hotels, casual/fast food restaurants, bars, apartments, universities, stadiums, theme parks, casinos, and golf and ski resorts.

As further described below, going forward, our strategy is to leverage our technology assets and the uWink brand to:

●	build and operate additional uWink interactive entertainment restaurants;

●	franchise the uWink restaurant concept; and

●	license our technology to other hospitality and public-space operators.

RECENT COMPANY HISTORY

From 2004 through 2006, we derived our revenue from the sale of our SNAP! countertop video game platforms (and its predecessor platforms), which enable customers to play short form video games from our game library, our Bear Shop entertainment vending platform (also known as Boxter Bear), which dispenses products such as plush bears and related clothing through our entertainment vending platform, and software licensing fees. We did not generate material cash flow or profits under this business model.

Given our perception of the market opportunity in introducing digital technology and entertainment into the restaurant and broader hospitality/public-space environments and our management team’s experience in the digital entertainment and restaurant industries, in 2005, we began actively developing our new restaurant concept and the additional technology assets required to support the concept. As a result of this strategic shift, we wound down our SNAP! and Bear Shop manufacturing and sales operations, and liquidated our inventory and product-related receivables. In addition, we have licensed our SNAP! and Bear Shop intellectual property to third party manufacturers in exchange for licensing fees. We do not expect material revenues in the future from these agreements.

We opened our first uWink restaurant in Woodland Hills, California in the Westfield Promenade Shopping Center at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367 on October 16, 2006.

On July 23, 2007 we held a special meeting of the holders of our common stock, at which our stockholders approved our reincorporation in the state of Delaware, a four-for-one reverse stock split and a net increase in the authorized number of shares of our common stock that we will have available for issuance in the future. We believe these changes in our corporate governance will provide us with greater flexibility and simplicity in our corporate transactions and increase the marketability of our securities.

We had undertaken certain of these corporate changes, as well as the changes to the operation of our board of directors as described in this report, in part to support our application to list our common stock on the American Stock Exchange, which was conditionally approved on August 14, 2007, subject to our compliance with all applicable listing standards including a per-share price for our common stock of at least $3.00.  The per-share price of our common stock failed to meet the $3.00 requirement and, as a result, on December 27, 2007, our listing application was withdrawn.

On November 7, 2007, we completed an approximately $10.4 million registered equity offering.  Investors purchased approximately 5.2 million units at a purchase price of $2.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40. The warrants are immediately separable from the units, immediately exercisable and will expire on the fifth anniversary of the date of their issuance. The net proceeds were approximately $9.3 million after deducting placement agent fees and other offering expenses.  The proceeds of the raise will be used to fund new restaurant development and general working capital needs.

Our November 7, 2007 registered offering triggered the conversion rights in convertible promissory notes issued in previous debt financing transactions completed in April 2007 and June 2007.  Effective November 12, 2007, holders representing an aggregate of $1,497,500 in principal amount of these notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive amount of $316,568) elected to convert their notes into the same units issued in our November 7, 2007 registered offering.  Accordingly, we issued an aggregate 949,703 units to these investors at a purchase price of $2.00 per unit, in full satisfaction of our obligations under the notes.  Holders representing an aggregate of $338,885 in principal amount of convertible notes elected not to convert their notes.  Accordingly, we made an aggregate cash repayment of $459,335 (inclusive of $120,449 of accrued interest thereunder), in full satisfaction of these notes.  As a result of the conversions and issuances and the repayments described above, our obligations under our convertible promissory notes issued in April 2007 and June 2007 are now fully satisfied.

Our executive offices are located at 16106 Hart Street, Van Nuys, CA 91406, and our telephone number at that address is 818-909-6030. Our website address is www.uwink.com. Information included or referred to on our website is not a part of this report.

BUSINESS OF THE COMPANY

We are a developer and operator of digital media entertainment and hospitality software and an interactive restaurant concept named uWink.

Our software assets include:

●
Hospitality ordering:  we offer a customer-facing, touch-based user interface that allows guests to self-order all of their food and drink via touch screen terminals at each table.  We have integrated our ordering system with a commercial point-of-sale system, providing seamless transaction billing, processing and accounting.

●	Self check in/checkout: our software allows restaurant customers to self-check in at the table using a credit card or pre-paid debit card and to self-pay and checkout by swiping a card at the table.

●
uWink Game Library:  we feature a library of over 70 single and multi-player short-form, casual and “social” video games, including Trivia Live, Truth or Dare, uWink Scene Investigation (our riff on the popular CSI television series), Xingo (a mashup of bowling and bingo) and Picture Perfect, a “find the differences” game.

●
Multi-player game platform:  allows patrons throughout the restaurant to play digital games against one another in real time, including real-time scoring, either head-to-head individually or in teams.  The game scoring and results are projected on the walls of the restaurant in real time.

●	“Micro-transaction” game play monetization software: allows for game “credit” purchasing, tracking and redemption, facilitating game/media purchases ($0.25 to $1.00 value per play).

●
Media display system:  our system features large wall projections which exhibit revolving dynamic imagery that allows the restaurant to change its “look and feel” at a moment’s notice.  The projection system is also used for restaurant-wide group gaming and for the display of customized “special event” digital media, including for corporate presentations and meetings as well as birthday parties.

Our software is built using standardized “Web 2.0” technologies, including RESTful API, Flash, XML, Java, and Linux, which we believe facilitates resource-efficient internal software development and integration with third-party software partners and content developers.

Over the past 18 months we have spent significant time and effort developing and refining our technology, a process aided greatly by real-time customer feedback and stress testing in our 200+ seat prototype uWink restaurant.

Based on this experience, we believe that our hospitality and entertainment technology:

●	is a differentiator, increasing customer traffic;

●	provides unique revenue streams;

●	increases transaction speed and order accuracy;

●	increases customer loyalty;

●	increases average check; and

●	reduces labor.

Going forward, our strategy is to leverage our experience and software assets to operate and franchise the uWink interactive entertainment restaurant concept, as well as to license our technology to other hospitality and public-space operators.

Our intent is to launch additional restaurants, both company-owned and franchised, throughout the United States and internationally. We are currently seeking to open three additional company-owned restaurants within the next six to nine months.  We intend to use the proceeds of our November 7, 2007 registered equity offering to complete the development of the three new restaurant sites, and to continue implementing our growth strategy.

On October 25, 2007, we entered into a definitive agreement to acquire the leasehold interest and certain other assets of a formerly operating restaurant in downtown Mountain View, California, which we intend to convert to the uWink concept and expect to open in June 2008.

On December 17, 2007, we entered into a definitive lease agreement with CIM/H&H Retail, L.P. to open a new restaurant location at the Hollywood & Highland Center in Hollywood, California in a space formerly occupied by Wolfgang Puck’s Brasserie Vert.  We started construction on this restaurant in early March 2008 and expect to open the restaurant in May 2008.

We believe these high-profile, high-visibility locations will greatly increase the value and recognition of the uWink brand.

We are currently evaluating a number of potential sites for our third new company-owned restaurant and our current intention is to open that restaurant late Summer/early Fall 2008.

 We have also begun to franchise our concept, focusing on multiple-unit area development agreements. We expect we will also generate additional revenue through the sale of our proprietary tabletop terminals and related software to franchisees.

In connection with the implementation of our growth strategy to franchise the uWink concept, we have formed a subsidiary, uWink Franchise Corporation, to enter into agreements with our franchisees. On June 8, 2007, uWink Franchise Corporation entered into an area development agreement with OCC Partners, LLC for our first planned franchised restaurants. This agreement contemplates the opening of three franchised uWink restaurants in Miami-Dade County, Florida over the next four years. See “Growth Strategy—uWink Franchising” below for more information on this agreement.

In furtherance of the technology licensing component of our growth strategy, in December 2007, we announced plans to develop and market self-service technology solutions for the hospitality industry in conjunction with hospitality software provider Volanté Systems.  Also, in February 2008, we entered into a software licensing and development agreement with a California real-estate developer to provide our touch-based technology for the senior housing market.  See “Growth Strategy—Technology Licensing” below for more information on these initiatives.

RESTAURANT INDUSTRY OVERVIEW

Studies show that, over the past 50 years, people in the United States have relatively steadily shifted toward purchasing food away from home, instead of preparing and eating food at home. The National Restaurant Association estimates that the U.S. industry’s sales in 2008 will reach $558 billion (about 4% of the U.S. gross domestic product) at 945,000 locations nationwide. The National Restaurant Association further predicts that, by 2010, food purchased away from home will represent more than half of all consumer food purchases, and that the number of restaurants around the country will grow to more than a million locations.

We believe that there are many reasons that the restaurant industry is expanding and eating out is becoming increasingly popular. A growing population means more customers for restaurants to draw from, higher income levels mean more discretionary income to spend eating out, and busier lifestyles mean people have less time to prepare food at home. As a result, more people are willing to pay for the convenience of quality food made by others. As the restaurant industry adapts to consumer trends, restaurants have increasingly made available the higher-quality food that people want, as illustrated by the proliferation of premium coffee shops, specialty supermarkets and the like.

We believe that consumer demand for food that’s made to order with higher-quality ingredients in a comfortable atmosphere, together with accessibility, value-oriented prices and portions and faster service will continue and that we are poised to capitalize on these trends.

In addition, we expect that, going forward, restaurant operators will continue to face increasing competition for consumer dining dollars as well as increasing labor costs, as evidenced by the recent increases in the Federal and a number of State minimum wages.  We believe that these trends will stimulate demand from hospitality operators to license our technology and concept for its differentiation, unique revenue stream and labor savings benefits.

uWink Restaurant Concept

The uWink restaurant concept is designed to create a fun, casual atmosphere where customers can enjoy freshly prepared, reasonably priced meals while interacting with our tabletop media, games and entertainment platform. Our intention is to define a new segment of the “casual dining” restaurant market by combining our proprietary tabletop food ordering and game/media delivery interface with the best elements of the fast-casual and casual full-service dining segments, including:

●	Food and drink ordering via our tabletop terminals running our proprietary ordering software;

●	A suite of engaging, interactive games delivered through our digital media interface;

●	A variety of freshly prepared dishes designed to appeal to a broad audience at attractive price points, with quick turnaround times;

●	Full bar, including wine list;

●	Delivery, catering and take out capabilities, along with full-service private party and meeting facilities supported by customized entertainment and presentation options; and

●	Automated check in and checkout for restaurant patrons.

Restaurant Operations

Our Menu.  Our menu features a selection of appetizers, entrees, pizzas, burgers, salads, pastas and desserts. We are targeting menu prices from $4.95 to $9.75 for appetizers and soups, $6.25 to $11.95 for salads, $8.95 to $11.95 for sandwiches and lunch entrees and $14.95 to $24.95 for dinner entrees. Our average check in our Woodland Hills location is approximately $16, including alcoholic beverages.

Décor and Atmosphere.  We utilize a combination of warm earth tones, rich wood finishes and brushed metals to juxtapose the technology features of our restaurant. We use a variety of lighting to deliver a warm glow throughout our restaurant and are able to adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the computer-driven images that are projected on our walls.

Marketing and Advertising.  We expect that our ongoing marketing strategy will consist of various public relations activities, direct mail, email campaigns and word-of-mouth recommendations. We believe that public relations and word-of-mouth recommendations will likely be key components in driving guest trial and usage. We implemented a coordinated public relations effort in conjunction with the opening of the Woodland Hills location and are engaging in similar efforts to support the openings of our Hollywood and Mountain View locations. These efforts may be supplemented by radio, print advertisements, direct mail campaigns, and other marketing efforts. In addition, we will use our website, www.uwink.com, to help increase our brand awareness.

Restaurant Unit Economics.  For fiscal year 2007, our revenue in our Woodland Hills location was approximately $500 per square foot.  We believe that, over time, our concept has the ability to reach annual revenue of $3.0 million in the Woodland Hills location, equating to approximately $600 per square foot. Comparable restaurants, such as California Pizza Kitchen, generate average unit revenues of anywhere between $500 and $700 per square foot. We also believe that our touch screen ordering feature, which reduces the need for wait staff, will allow us to achieve labor costs savings, and, together with high margin per play gaming revenue, will help us generate higher annual per unit free cash flow than comparable restaurant concepts.

As we develop additional company-owned restaurants as well as franchised restaurants, we expect our concept to generate average per square foot unit revenue of $500 to $700, with technology-related labor cost savings and high margin gaming revenue continuing to result in higher free cash flow than comparable restaurant concepts.

At the restaurant unit level, we are targeting cost of sales of 24%-25% of restaurant revenue; labor cost of 29%-32% of restaurant revenue; and other operating expense/occupancy costs of 22%-24% of restaurant revenue.

Game/Media Content and Strategy

We offer a variety of short form casual video games and other digital media through our tabletop terminals. Our lineup of games features both single and multi-player games and includes a selection of trivia games, games of perception, memory games and puzzles.  In addition, we offer other forms of digital media including movie trailers, horoscopes and fortunes, and “panoramic views” of various well-known cities and places. Some of this content is provided by third parties at no cost to us in exchange for promotion on our terminals. We do not currently plan on paying material amounts to third parties for this type of content.  Our offering also includes a number of “instant win” prize games, with prizes ranging from small trinkets to portable MP3 players.

Substantially all of our media offerings are priced per-play through our game “credit” system.  Our software assigns each game/media play a game credit “cost” (generally ranging from 1 to 4) and decrements the customer’s credit account for that credit amount for each play.  Customers earn game credits for food and non-alcoholic drink purchases and may also purchase credits (at $0.25 per credit, with bulk purchases discounted to $0.20 per credit), with game credit purchases appearing on the customer’s bill, along with food, drink and merchandise purchases.   Currently, customers earn 1 game credit for every $1 they spend on food and non-alcoholic drinks.

This 1-for-1 relationship is designed to be one of the main drivers of our restaurant value proposition, as well as a measure of control over the relationship between the time a customer spends at the table and the average customer check amount.   Specifically, this system allows us to offer “free” bundled entertainment with every meal we sell, at relatively the same price point offered by comparable restaurants without entertainment options.   Importantly, however, the amount of “free” entertainment we provide is effectively limited in time.   We designed the 1-for-1 game credit to dollars spent relationship so that customers earn an amount of credits that, on average, allows media play time approximately equal to the table time expectation at comparable restaurants:  approximately 45-60 minutes at lunch and 60-75 minutes at dinner.   Consequently, the time at which the customer has depleted the earned credits marks a natural decision point where the customer will either end the visit, freeing the table for the next customer, or will decide to extend the stay by purchasing additional game credits.  In this way, our system either naturally limits the customer’s table time or increases the customer’s check amount, with either outcome supporting our targeted restaurant operating metrics.

We plan to use our tabletop terminals and wall projections to deliver various forms of advertising, including product placement on our menu and game sponsorship. We currently have advertising/sponsorship pilot programs with Evian water, Red Bull energy drinks, Stockholm vodka and Kabillion, the multiplatform kids’ entertainment service. While these pilot programs do not currently generate material revenue, we believe that advertising will represent a meaningful revenue stream in the future as we open additional restaurants and, consequently, can offer scale to advertisers.

Growth Strategy

uWink Restaurants.  Our near term strategy is to open three additional company-owned restaurants within the next six to nine months. We estimate that we will have to expend between $1,000,000 and $1,500,000 (net of any landlord tenant improvement allowances) to construct, staff and open each new restaurant, excluding rent. Our build-out cost of new restaurants will vary depending on a number of factors, including the size of the location, whether we are converting an existing restaurant space, as we did with our Woodland Hills location, or moving into a “build to suit” location constructed from a building shell, typically with a monetary contribution (also typically referred to as a tenant improvement allowance) from the landlord.

The “conversion” model generally involves lower build costs (because we are making use of pre-existing restaurant infrastructure) and faster time to open (“remodel” permit times are generally shorter) but, generally speaking, offers lesser quality locations (because the former occupant has generally failed).  The build to suit development model generally involves greater costs (depending on the level of landlord contribution) and time to open (because the permitting process is typically significantly longer), but generally is more likely to offer popular, “marquee” locations (which typically operate on the build to suit model), which we believe would greatly increase public awareness and recognition of the uWink brand.

We believe we are somewhat uniquely positioned to pursue a hybrid development model whereby we seek restaurant conversions in marquee locations.  This is so, we believe, because our concept combines characteristics (uniqueness, ability to draw desired demographics) that are attractive to major landlords (who typically operate marquee locations) with the flexibility to capital-efficiently convert a former restaurant space to our concept (because the “look and feel” of our concept is digitally driven and thus less dependent on a specific physical layout).

We believe that our planned Hollywood and Mountain View locations are reflective of this hybrid model in that we are converting existing restaurants to our concept in what we believe are marquee locations.  We also expect that in the near term we will have additional opportunities to find restaurant conversions in marquee locations.

Our longer term growth strategy is to open additional company-owned and/or company-managed restaurants in new markets and to franchise our concept, focusing on multiple-unit area development agreements with experienced operators. Going forward, we expect to emphasize franchised locations over company-owned locations such that, over time, we expect that our uWink restaurant mix will be relatively heavily skewed toward franchised locations. We expect we will also seek to generate additional revenue through the sale of our proprietary tabletop terminals and related software to our franchisees.

We are targeting 6,000 to 10,000 square foot locations in high traffic areas as the sites for future restaurants.

uWink Franchising.  In addition to our company-owned restaurants, we believe we can efficiently grow our operations through franchising to qualified area developers. In order to offer to sell franchises to operate a uWink restaurant, Federal Trade Commission rules require us to first provide prospective franchisees with a disclosure document called a Uniform Franchise Disclosure Document, or UFDD, which includes, among other things, our various franchise agreements. In addition, before we can offer our franchises in certain states that have enacted state franchise or business opportunity laws, we must add certain state-specific disclosures to our UFDD, and register our offer with a state agency. We have now completed our UFDD for the uWink brand and are authorized to sell uWink franchises and may engage in discussions with prospective franchisees in every state in the United States and the District of Columbia, except in the following states where we must complete the state registration process: California, Connecticut, Hawaii, Illinois, Indiana, Maine, Maryland, Minnesota, New York, North Dakota, Rhode Island, South Carolina, South Dakota, Virginia, Washington and Wisconsin. Many of these states evaluate franchisor financial condition as part of the registration process. We have begun the registration process in these states and believe that the proceeds from our November 7, 2007 registered offering will significantly improve the likelihood that we will be approved to franchise in these states.

At this point, even though we have received a number of inquiries from potential franchisees and have entered into our first area development agreement, we cannot guarantee that we will be able to franchise our concept at all, or that we will be able to do so on acceptable terms.

We plan to utilize a franchise area development model for uWink in which we will assign exclusive rights to develop restaurants within a defined geographic region within a specified period of time. We are targeting franchise area developers who have the existing infrastructure, operational experience and financial strength to develop several restaurants in a designated market. We currently contemplate requiring each of our franchisees to pay us an up-front fee of $50,000 for the first restaurant in a development area and $40,000 for each additional restaurant in a development area, and a 4% basic royalty, together with a 2% software royalty, each based on gross sales. We expect that these terms will be included in the majority of any final agreements with franchisees, but we may modify the terms of individual agreements based on market conditions and franchisee resources and qualifications.

We intend to enter into franchise area development agreements in geographic markets where we currently do not have uWink restaurants or in markets that can be segmented so that a franchised restaurant does not compete with a company-owned restaurant. In markets where we have limited market penetration, we may in the future consider selling existing uWink restaurants to a franchise area developer. In these instances, we plan to require the franchise area developer to open a minimum number of additional restaurants in a designated period of time.

In June 2007, our subsidiary, uWink Franchise Corporation, entered into an area development agreement with OCC Partners, LLC for our first three planned franchised restaurants, to be built in Miami-Dade County, Florida over the next four years.

Pursuant to our area development agreement with OCC Partners, we have granted to OCC Partners the right to develop three franchised uWink restaurants, each of which will be subject to OCC Partners’ meeting certain development deadlines and entering into definitive franchise agreements. OCC Partners has paid us $40,000 to secure the development rights granted in the area development agreement, $20,000 of which was deposited into escrow and is refundable until the first franchise agreement is signed, which is contemplated to occur following the selection of location for the first unit. We anticipate that these franchise agreements will include terms providing for a $20,000 upfront franchise fee for the second and third franchised units, after netting out the $20,000 development fee already paid by OCC Partners in respect of those units. We have agreed to waive the $50,000 up-front fee for the first unit. In addition, the form of franchise agreement provides that we will receive a $100,000 software fee (we have agreed to discount this fee by 50% for the first unit) and, in exchange for our delivery of our proprietary touch screen terminals, a hardware fee of $3,125 per restaurant seat (we have agreed to discount this hardware fee by 20% for the first unit). Recurring royalty fees are set at a 4% basic royalty, together with a 2% software royalty, each based on gross sales. We also agreed with OCC Partners that, under certain circumstances and adjusting for transaction comparability, OCC Partners will get the benefit of any cost reductions we offer to future franchisees.

Technology Licensing.  We believe that our technology has broad applicability in the hospitality and public-space markets including in hotels, casual/fast food restaurants, bars, apartments, universities, stadiums, theme parks, casinos, and golf and ski resorts.  We believe that technology licensing fees can become a meaningful revenue stream for us and are actively pursuing licensing opportunities.  At this point, however, we cannot guarantee that we will be able to achieve material revenues and/or cashflow or profits from technology licensing.

In support of our licensing initiatives, we recently announced plans with hospitality technology provider Volanté Systems to co-develop and co-market technology solutions for the hospitality industry.  Specifically, we plan to offer the “uV Hospitality Solution”, an end-to-end self-order, self-pay and at-the-table digital entertainment delivery solution based on the technology that we believe we have pioneered and proven in our prototype uWink restaurant.   More particularly, the “uV Hospitality Solution” is intended to be a seamless integration of our touch screen user interface software and micro-transaction game credit and redemption system with Volanté’s point-of-sale (POS) and back office enterprise system.

In addition, in February 2008, we entered into a software licensing and development agreement with InSite Development, a California real-estate developer, to provide touch-based technology for the senior housing market.  Under this agreement, our interactive digital content operating system and real-time, multi-player game platform will initially be deployed into Arbor Court, a housing community in Lancaster, California.  In addition, we have agreed to partner with InSite in developing custom senior-specific applications based on our technology and plan to license those applications to third parties in the senior housing market. Under the agreement, we will receive an initial $50,000 licensing fee and a minimum of $25,000 in custom development fees during the first year of the agreement.  Any third party licensing revenue from software applications custom developed under the agreement will be shared 50-50 between InSite and us after appropriate deductions for reasonable sale, delivery, installation, support and/or maintenance costs.

Company History

We were originally incorporated as “Prologue” under the laws of the State of Utah on October 14, 1982, and were engaged in the petroleum sales and marketing business until 1994. From 1994 until December 4, 2003, we had no operations or employees and owned no real estate. In December 2003, we merged with uWink, Inc., a Delaware corporation (now our renamed, wholly-owned subsidiary uWink California, Inc.), and changed our name to “uWink, Inc”. Via the acquisition of uWink we assumed, and continued to engage in, uWink’s historical business of developing interactive entertainment software and platforms. From 2004 through 2006, we derived our revenue from the sale of SNAP! countertop video game platforms (and its predecessor platforms), which enable customers to play short form video games from our game library, our Bear Shop entertainment vending platform (also known as Boxter Bear), which dispenses products such as plush bears and related clothing through our entertainment vending platform, and software licensing fees. We did not generate material cash flow or profits under this business model.

As a result of our decision to reposition ourselves as an entertainment and hospitality software and interactive restaurant company, we wound down our SNAP! and Bear Shop manufacturing and sales operations and did not enter the 2006 marketing cycle of tradeshows and advertising for SNAP! and Bear Shop. In addition, we have licensed our SNAP! and Bear Shop intellectual property to third party manufacturers in exchange for licensing fees and largely sold our remaining Bear Shop inventory. We do not anticipate material revenues to be generated under these agreements.

On February 3, 2005, we signed a three-year manufacturing and exclusive distribution agreement with Bell-Fruit Games, Ltd., the leading designer and manufacturer of gaming and amusement machines in the United Kingdom, pursuant to which we granted Bell-Fruit Games a license to manufacture our Bear Shop machine and exclusive marketing and distribution rights for Bear Shop in the United Kingdom, Germany, Italy and Spain in exchange for per-unit royalties for each machine sold. However, we did not perform certain modifications to our software required to initiate the term of the agreement and as of the date of this report, have not received any payment or sales reports from Bell-Fruit Games. Therefore, we believe that the initial term of the agreement did not commence and that the agreement is no longer effective. We have recorded no revenue under this agreement through the date of this report.

Effective September 15, 2006, we entered into a license agreement with SNAP Leisure LLC, a company owned and operated by our former vice president of marketing pursuant to which we licensed our SNAP intellectual property, including the games featured on SNAP in the form they then currently ran on SNAP (we have made significant enhancements to our games for display in our restaurant and SNAP Leisure LLC has no right to those enhancements or any future enhancements or new games we develop), to SNAP Leisure LLC for use in the “pay to play” amusements market worldwide (the “pay to play” amusements market is generally considered to be the coin operated video game machine market). The agreement provides that we are to receive royalties calculated per SNAP machine sold ($200 royalty per machine for the first 300 machines sold; $80 per machine royalty for the next 700 machines; and $50 per machine royalty for any additional machines sold thereafter). The agreement further provides that SNAP Leisure LLC cannot affix the name “uWink” to any new product sold under the license following the first anniversary of the agreement and must remove all references to uWink from all products sold under the agreement within a five-year period. We have no obligation to provide any support or software maintenance, upgrades or enhancements under this agreement.

On January 26, 2007, we entered into an inventory purchase agreement, a license agreement and a non-competition agreement with Interactive Vending Corporation, or IVC, pursuant to which we agreed to sell our remaining Bear Shop machine inventory (at $2,000 per complete machine, payable in two installments) and accessories inventory (at our cost) to IVC. In addition, we granted IVC an exclusive, worldwide license to our Bear Shop intellectual property (excluding any intellectual property relating to the name “uWink” or any derivation thereof), including US Patent # 6,957,125 (except that we retain the right of use in the restaurant industry subject to the limitations in the non-competition agreement) in exchange for royalties based on the revenue generated by IVC from the licensed intellectual property, ranging from 5% of revenue in the first year of the agreement to 3% of revenue in years seven, eight, nine and ten, respectively, of the agreement. We have no obligation to provide any support or software maintenance, upgrades or enhancements under these agreements. We also entered into a non-competition agreement with IVC pursuant to which we agreed not to engage in the business of interactive vending, other than in the restaurant industry to the extent the interactive vending is integrated into the operations of the restaurant, for as long as IVC is obligated to make royalty payments under the license agreement.

In July 2007, we changed our state of incorporation from Utah to Delaware by merging with a Delaware corporation that was initially our wholly-owned subsidiary. Also, effective as of July 26, 2007, we effected a reverse split of our common stock pursuant to which every four shares of our issued and outstanding common stock was combined into one share. At the same time, we amended our certificate of incorporation to increase the amount of common stock we are authorized to issue to from 12,500,000 (post-split) to 25,000,000 (post-split). We believe these changes in our corporate domicile and capital structure will provide greater flexibility in corporate transactions, increase the marketability of our securities, and facilitate the listing of our common stock on a national exchange.

Intellectual Property and Proprietary Rights

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to the implementation of our new business plan, and we rely on trademark, copyright and patent law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have registered a number of domain names, and have filed U.S. and international patent applications covering certain of our proprietary technology.

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

Government Regulation

Our restaurant operations are subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning and fire, and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we will be subject to local land use, zoning, building, planning and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.

Our restaurant operations are also subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers’ compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

In addition, our restaurant operations are subject to the Americans with Disabilities Act of 1990. The ADA may require us to make certain installations in our planned restaurants to meet federally and state mandated requirements.

In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship.  In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee. The Federal Trade Commission’s Trade Regulation Rule on Franchising requires us to furnish to prospective franchisees a franchise disclosure document containing information prescribed by this rule. We have prepared our Uniform Franchise Disclosure Document and are authorized to offer and sell franchises in every state and the District of Columbia, except the following states which require additional state registrations: California, Connecticut, Hawaii, Illinois, Indiana, Maine, Maryland, Minnesota, New York, North Dakota, Rhode Island, South Carolina, South Dakota, Virginia, Washington and Wisconsin. We have begun the registration process in the states that require registration.

Although certain state laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, we do not believe these provisions will have a significant effect on our franchise operations. We are not aware of any pending franchise legislation which in our view is likely to significantly affect our operations or franchise marketing plans, and we believe our operations will comply in all material respects with rules and the applicable state franchise laws.

Research and Development

During our fiscal years 2007 and 2006, we did not have any significant research and development expenses. We do not anticipate significant research and development expenses going forward.

Competition

The fast-casual and casual full-service dining segments of the restaurant industry are highly competitive and fragmented. In addition, fast-casual and casual full-service restaurants compete against other segments of the restaurant industry, including quick-service restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, quickness of service, value, name recognition, restaurant location and customer service. Competition within the fast-casual and casual full-service restaurant segments, however, focuses primarily on taste, quality and the freshness of the menu items and the ambience and condition of each restaurant.

We expect to compete with national and regional fast-casual, quick-service and casual full-service dining restaurants, as well as a variety of locally owned restaurants and the deli sections and in-restaurant cafes of several major grocery restaurant chains. Certain of our menu offerings, price points, restaurant décor and other aspects of our restaurants may be similar to those of our competitors, including California Pizza Kitchen and BJ’s Restaurant and Brewhouse. In addition, there are restaurant companies, such as Dave & Busters, that offer away-from-the-table electronic games as part of the experience. Many bars and restaurants also offer some form of trivia game (both electronic and paper and pencil) and some quick-service restaurants have experimented with electronic kiosk ordering. We believe, however, our combination of tabletop self-service touch screen ordering, well-prepared, reasonably priced meals and at-the-table entertainment, including a large variety of games, table-to-table interaction, “edutainment”, videos and more will offer an entertaining dining experience that is unique in the marketplace. We are aware that many of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and where our future restaurants are planned to be located. Although we believe that our restaurant concept offers features and advantages not currently available elsewhere, and we have taken reasonable steps to adequately protect our proprietary concepts and other intellectual property, we cannot assure you that our competitors will not seek to copy aspects of our restaurant concept, or develop similar or competing features, in the future. See “Management’s Discussion and Analysis and Plan of Operation—Risk Factors—Risks Relating to Our Business”.

Employees

As of the date of this report, we employ 21 people on a full-time basis, 11 of whom are corporate management and staff, 8 of whom are engineering staff and 2 of whom are operations staff. We are currently outsourcing, and plan to continue to outsource, certain software engineering personnel.

In addition, to staff our restaurants, we employ an executive chef, 3 managers and 55 full-time and part-time non-managerial restaurant staff.

None of our employees is covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff, as well as restaurant management and operations personnel. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2. DESCRIPTION OF PROPERTIES

Effective as of April 10, 2006, we secured an approximately ten-year lease on the location for our first uWink restaurant in Woodland Hills, California, located at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, we, Mr. Bushnell and Promenade L.P. entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to us (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell becomes obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

This location consists of 5,340 square feet. The minimum annual rent payment under the lease is $176,220 through January 31, 2009; increasing in each successive year to $216,728 by the last year of this lease, which expires on January 31, 2016.

If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 5% of gross sales in excess of $3,524,400 through January 31, 2009, increasing in specified annual increments to $4,334,567 in the last year of this lease.

Effective June 1, 2006, we entered into a lease agreement relating to our new corporate offices at 16106 Hart Street, Van Nuys, California 91406. This property consists of approximately 2,200 square feet of office and warehouse space at the base rental rate of $2,300 per month. Concurrently, we terminated the lease agreement at our former corporate offices at 12536 Beatrice Street, Los Angeles, California 90066. In consideration for the early termination of the lease, we agreed to allow the landlord to retain $20,000 of the security deposit held by the landlord under the lease.  Effective January 22, 2008, we entered into a lease agreement relating to an additional 1,650 square feet of office and warehouse space contiguous to our corporate offices at 16106 Hart Street, Van Nuys, California 91406 at a base rental rate of $2,442 per month.

On June 4, 2007, we entered into a lease agreement relating to our planned uWink restaurant location at the Promenade at Howard Hughes Center located at 6081 Center Drive, Los Angeles, California 90045. On December 4, 2007, we terminated this definitive lease agreement as a result of certain permitting delays relating to the Center’s conditional use permit that prevented the opening of the restaurant within the timelines provided for in the definitive lease agreement. We incurred no termination penalties.

On October 25, 2007, we entered into a definitive agreement and sublease to acquire the leasehold interest of a formerly operating restaurant located at 401 Castro Street, Mountain View, CA 94041.  This location consists of 6,715 square feet. The annual rent payment under the lease is $228,000, subject to annual adjustment based on increases in the consumer price index capped at 5%.  We are also obligated to pay our pro-rata share of the property’s operating expenses.  The lease expires on November 30, 2022.

On December 17, 2007, we entered into a definitive lease agreement with CIM/H&H Retail, L.P. to open a new restaurant location in the Hollywood & Highland Center located at 6801 Hollywood Boulevard, Hollywood, California 90028.  This location consists of 7,314 square feet. The minimum annual rent payment under the lease is $182,850, subject to annual 3% increases.  The lease expires on July 31, 2018.  If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 8% of gross sales in excess of $5,000,000, with this threshold being subject to 3% annual increases.  We are also obligated to pay our pro-rata share of the property’s operating expenses.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. Other than as set forth below, we are currently not a party to any action which would have a material impact on our financial condition, operations, or cash flows.

Bauer Industrial Group, Inc. and Thomas Bannister v. uWink, Inc., Case No. 07- C-1001, filed on November 13, 2007 in the federal district court for the Eastern District of Wisconsin. Plaintiffs allege that we refused to pay compensation for services rendered, which we deny. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment, intentional misrepresentation, strict responsibility misrepresentation, negligent misrepresentation, and fraudulent representation, and seeks compensatory damages of not less than $500,000, punitive damages, treble damages under a Wisconsin statute, and costs of suit.  We have answered the complaint by denying any wrongdoing and asserting a number of affirmative defenses, including plaintiffs’ breach of contract, which we believe negates plaintiffs’ right to any compensation under the agreements. We have also moved to dismiss the complaint for lack of personal jurisdiction and improper venue or, alternatively, to change venue to the Central District Court in California.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fiscal quarter ended January 1, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTC Bulletin Board under the symbol “UWKI” (prior to our reincorporation and reverse split, “UWNK”). The following table sets forth the high and low bid information for our common stock, as reported by the OTC Bulletin Board, for each fiscal quarter of 2007 and 2006 on an actual and, as applicable, “as adjusted” basis to give effect to our four-for-one reverse stock split, which was effective as of July 26, 2007.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. We consider our common stock to be thinly-traded and, accordingly, reported sale prices may not be a true market-based valuation of our common stock.

Quarter ended:	High	Low	High	Low
			(as adjusted)
January 1, 2008	$4.05	$1.30	$4.05	$1.30
October 2, 2007	$5.02	$0.50	$5.02	$2.00
July 3, 2007	$1.75	$1.14	$7.00	$4.56
April 3, 2007	$2.33	$0.97	$9.32	$3.88

Quarter ended:	High	Low	High	Low
			(as adjusted)
January 3, 2007	$2.70	$1.10	$10.80	$4.40
September 30, 2006	$1.78	$0.20	$7.12	$0.80
June 30, 2006	$0.30	$0.18	$1.20	$0.72
March 31, 2006	$0.37	$0.21	$1.48	$0.84

As of March 30, 2008, there were approximately 600 record holders of our common stock.

We have not declared or paid any cash dividends on our common stock during the last two fiscal years and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, but instead we currently plan to retain any earnings to finance the growth of our business. Payment of any cash dividends in the future, however, is within the discretion of our board of directors and will depend on our financial condition, results of operations and capital and legal requirements, as well as other factors deemed relevant by our board of directors.

The information set forth in response to Item 201(d) of Regulation S-B in Item 11 of this report is incorporated herein by reference in partial response to this Item 5.

RECENT SALES OF UNREGISTERED SECURITIES

On October 26, 2007, we issued an aggregate of 12,310 shares of common stock valued at $16,988 to 4 accredited individual investors upon the exercise of warrants at an exercise price of $1.38 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

Our November 7, 2007 registered offering triggered the conversion rights in convertible promissory notes issued in previous debt financing transactions completed in April 2007 and June 2007.  Effective November 12, 2007, 21 accredited investors representing an aggregate of $1,497,500 in principal amount of these notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive amount of $316,568) elected to convert their notes into the same units issued in our November 7, 2007 registered offering.  Accordingly, we issued an aggregate 949,703 units (consisting of one share of common stock and a warrant to purchase a share of common stock at an exercise price of $2.40 per share) to these investors at a purchase price of $2.00 per unit, in full satisfaction of our obligations under the notes. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.  These securities were subsequently registered for resale pursuant to our Form SB2 Registration Statement, File No. 333-147557, declared effective on December 3, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Below is a discussion of our plan of operation for the next twelve months. Following that is our Management’s Discussion and Analysis of our financial condition and results of operations for the fiscal years ended January 1, 2008 and January 2, 2007.

PLAN OF OPERATION

We are currently operating and continue to develop an entertainment restaurant concept named uWink. We opened our first uWink restaurant in the Westfield Promenade Shopping Center in Woodland Hills, California (Los Angeles area) on October 16, 2006.  As of January 1, 2008, we have generated $2,764,976 of revenue from the uWink restaurant concept.

Our growth strategy is to open three additional company-owned and/or managed restaurants within the next six to nine months and to franchise our concept, focusing on multiple-unit area development agreements.   We expect we will also seek to generate additional revenue through the sale of media equipment to franchisees.

We also believe that the technology we have developed has broad applicability in the hospitality and public-space markets including in hotels, casual/fast food restaurants, bars, apartments, universities, stadiums, theme parks, casinos, and golf and ski resorts.  We believe that technology licensing fees can become a meaningful revenue stream for us and are actively pursuing licensing opportunities.  At this point, however, we cannot guarantee that we will be able to achieve material revenues and/or cashflow or profits from technology licensing.

On June 8, 2007, our subsidiary, uWink Franchise Corporation, entered into an area development agreement with OCC Partners, LLC for our first three planned franchised restaurants to be built in Miami-Dade County, Florida, over the next four years.

On November 7, 2007, we completed a registered offering of our equity securities which resulted in net proceeds to us of approximately $9.3 million.  We expect that the net proceeds from this offering will be sufficient to fund our present level of operations and near-term growth strategy for the next twelve months, as well as to build out and operate our three new planned company-owned restaurant locations.

Our November 7, 2007 registered offering triggered the conversion rights in convertible promissory notes issued in previous debt financing transactions, described elsewhere in this report.  Effective November 12, 2007, holders representing an aggregate of $1,497,500 in principal amount of these notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive amount of $316,568) elected to convert their notes into the same units issued in our November 7, 2007 registered offering.  Accordingly, we issued an aggregate 949,703 units to these investors at a purchase price of $2.00 per unit, in full satisfaction of our obligations under the notes.  Holders representing an aggregate of $338,885 in principal amount of convertible notes elected not to convert their notes.  Accordingly, we made an aggregate cash repayment of $459,335 (inclusive of accrued interest), in full satisfaction of these notes.  As a result of the conversions and issuances and repayments described above, our obligations under our convertible promissory notes issued in April 2007 and June 2007 are now fully satisfied.

In February 2008, we entered into a software licensing and development agreement with InSite Development, a California real-estate developer, to provide touch-based technology for the senior housing market.  Under this agreement, our interactive digital content operating system and real-time, multi-player game platform will initially be deployed into Arbor Court, a housing community in Lancaster, California.  In addition, we have agreed to partner with InSite in developing custom senior-specific applications based on our technology and plan to license those applications to third parties in the senior housing market.

As of the date of this report, we expect to expend approximately $1,000,000 (net of landlord tenant improvement allowances) per restaurant on the build out and opening of each of our planned Hollywood, California and Mountain View, California uWink restaurant locations.

We expect that we can currently satisfy our cash requirements for the next twelve months. We intend to use the proceeds from our November 7, 2007 registered offering to build out and operate our three new planned company-owned locations and to continue our current level of operations for the next twelve months.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for each of the fiscal years 2007 and 2006, respectively, included in this report.

Critical Accounting Policies and Estimates

The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, and value of our stock and options/warrants issued for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Software Development Costs

Software development costs related to computer games and network and terminal operating systems developed by the Company are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”. Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. When the software is a component part of a product, capitalization begins when the product reaches technological feasibility. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to the completion of all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications and certain external factors including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and direct payroll related costs and the purchase of existing software to be used in our products.

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

Revenue Recognition

We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition”. Revenue is recognized when we deliver our touch screen pay-for-play game terminals to our customer and we believe that persuasive evidence of an arrangement exists, the fees are fixed or determinable, and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. During the fiscal year ended January 1, 2008, our franchise-related revenue consisted of a $20,000 non-refundable area development fee and $1,000 of non-refundable franchise application fees. Our area development fee consists of a one-time payment in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. During the fiscal year ended January 1, 2008, we also received a $20,000 refundable area development fee. This payment is held in escrow and, accordingly, will not be recorded in the financials until the contingency is resolved and the fees are released from escrow. During the fiscal year ended January 1, 2008, our franchise application fee consisted of a one-time $5,000 payment, $1,000 of which is non-refundable, in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. As a result, we recognize the non-refundable portion of this fee in full upon receipt. Refundable franchise application fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

Basis of Presentation

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007 and our 2007 fiscal year ended on January 1, 2008. For purposes of the following discussion, the twelve month periods ended January 1, 2008 and January 2, 2007 are sometimes referred to as fiscal years.

Results of Operations

Net sales for year 2007 increased by $2,095,522 (466%) to $2,545,671, from $450,149 for the year 2006. In 2006, we wound down our SNAP! and Bear Shop manufacturing and sales operations and repositioned ourselves as an entertainment restaurant company. Revenue from our first restaurant, which opened on October 16, 2006, amounted to $2,475,048 (97% of total revenue) for the fiscal year 2007.  Our entertainment restaurant operations generated $289,929 (64% of total 2006 revenue) for the period beginning on October 16, 2006 and ending on January 2, 2007. The other revenue for fiscal 2007 of $70,623 was generated through $20,000 of non-refundable franchise area development fees paid to us upon execution of our franchise area development agreement with OCC Partners; $1,000 of non-refundable franchise application fees; $14,000 of licensing revenue under our agreement with SNAP Leisure LLC; and the liquidation of $35,623 of our remaining SNAP! and Bear Shop inventories. 2006 revenue largely reflects the liquidation of part of our remaining SNAP! and Bear Shop inventories. In addition, we generated licensing revenue of $46,800 (10.4% of total revenue) in 2006. Of this, $27,200 was licensing fees from the sale of SNAP machines by SNAP Leisure LLC under our license agreement with SNAP Leisure and $19,600 was licensing fees for some of our games from Mondobox LLC.

Cost of sales for fiscal 2007 totaled $753,027, compared to $249,248 for 2006, representing an increase of $503,779 (202%). Cost of sales for our restaurant amounted to $733,488 (29.6% of restaurant revenue) in fiscal 2007 as compared to $99,728 (34.4% of restaurant revenue) in 2006.  As our restaurant continues to mature and we continue to optimize our menu and menu cost structure and generate a greater percentage of high margin media revenue, we expect that our restaurant cost of sales will drop to the 24%-26% (of restaurant revenue) range.

Non-restaurant cost of sales amounted to $19,539 for of 2007, as compared to $149,520 for 2006. The decrease in non-restaurant cost of sales is attributable to lower SNAP! and Bear Shop sales volume resulting from our decision to wind down our SNAP! and Bear Shop operations. In addition, we sold 27 Bear Shop machines in 2007 for $27,000. There was no cost of sales associated with these machines, as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 72.3% for 2007. During 2006, we wrote off $66,398 of uncollectible advances to suppliers to cost of good sold, resulting in a non-restaurant gross margin of 6.8% in 2006.

Selling, general and administrative expenses (“SG&A”) for 2007 totaled $6,720,974, compared to $3,690,921 for 2006, representing an increase of $3,030,053 (82%).

The increase in SG&A for 2007 is attributable to $1,981,597 of restaurant SG&A in 2007 (including restaurant salary expense of $946,090) versus $476,238 of restaurant SG&A in 2006 (including restaurant salary expense of $285,907); higher corporate salary expense ($1,722,040 in 2007 as compared to $945,678 in 2006); higher depreciation and amortization expense ($312,018 in 2007 versus $94,826 in 2006); and higher nominal stock option expense in 2007 resulting from the continued amortization of fair value expense of options issued prior to 2007, coupled with the recording of expense relating to the increased issuance of employee options in 2006 and 2007 ($1,372,549 of expense for 2007 versus $499,548 of expense for 2006).

As a result, our loss from operations for fiscal 2007 was $4,928,330, compared to a loss of $3,490,020 for 2006, representing an increase of $1,438,310 (41%).

Total other expense for 2007 was $418,265, compared to other expense of $6,871,045 for 2006, representing a decrease in expense for 2007 of $6,452,779 (94%). This decrease was primarily attributable to the non-recurrence in 2007 of $6,583,902 of expense relating to the issuance of financing warrants in 2006, partially offset by $408,435 of beneficial debt conversion expense in 2007 relating to approximately $2 million of convertible promissory notes issued in 2007. The notes were convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that resulted in gross proceeds to us of at least $3,000,000. Upon conversion, the holder was entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. On November 7, 2007, we completed a financing transaction that triggered the conversion rights in these notes. Accordingly, we recorded the 20% conversion incentive on the full amount of the notes plus accrued interest, amounting to $408,435, in the statement of operations for fiscal 2007.

In addition, in 2006 we recorded $151,111 of other expense relating to the conversion of debt and accounts payable into common stock at conversion prices lower than the market price on the date of conversion. In particular, we recorded a conversion loss of $111,127 on the conversion of $217,240 in debt, plus an additional $43,448 reflecting a 20% conversion incentive, into 65,172 shares of common stock at $4.00 per share, when the closing price of our common stock was $5.04. We also recorded a conversion loss in 2006 of $39,884 on the conversion of $85,810 accounts payable into 15,108 shares of common stock at $5.68 per share, when the closing price of our common stock was $8.32.  Moreover, interest expense was $176,334 in 2006, as compared to $118,839 in 2007. In 2006, we booked $132,950 of interest expense relating to our issuance of 50,000 immediately-exercisable, three-year warrants to Bradley Rotter, a director, at an exercise price of $1.38 in connection with the repayment of a $200,000 convertible note. The fair value of the warrants of $132,950 was calculated using the Black-Scholes options pricing model and was accounted for as interest expense.   In 2007, we booked $118,839 of interest expense on approximately $2 million of convertible notes outstanding during 2007.  In addition, gain on settlement of debt income was $42,465 in 2006, compared with $65,576 in 2007.  In 2006, we settled in our favor a dispute over a $36,000 payable with our former auditors, Stonefield Josephson.  2007 gain on settlement of debt income resulted from the settlement at a discount of accounts payable owing to outside law firms.

As a result, our net loss for 2007 totaled $5,437,396, compared to a net loss of $10,361,065 for 2006, representing a decrease of $5,013,669 (48%).

Liquidity and Capital Resources

As of January 1, 2008, our cash position was $7,294,019 and we had working capital of $6,275,584. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

On April 3, 2007 and June 8, 2007 we sold $857,000 and $960,500, respectively, of convertible promissory notes, the proceeds of which were used for working capital.

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

Our November 7, 2007 registered offering triggered the conversion rights in the convertible promissory notes issued in April 2007 and June 2007.  Effective November 12, 2007, holders representing an aggregate of $1,497,500 in principal amount of convertible notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive of $316,568) elected to convert their notes into the same units issued in the November 7, 2007 registered offering (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 949,703 of units to these investors in full satisfaction of our obligations under the notes.

Holders representing an aggregate of $338,885 in principal amount of convertible notes elected not to convert their notes. Accordingly, we made cash repayment of a total of $459,335 (inclusive of $120,450 of accrued interest), in full satisfaction of those notes.

Our obligations under our 2007 convertible promissory notes are now fully satisfied.

At January 1, 2008 we had no material debt obligations and, as of the date of this report, we are not in default on any material debt obligation.

As of the date of this report, we expect to expend approximately $1,000,000 (net of landlord tenant improvement allowances) per restaurant on the build out and opening of each of our planned Hollywood, California and Mountain View, California uWink restaurant locations.

We expect that we can currently satisfy our cash requirements for the next twelve months. We intend to use the proceeds from our November 7, 2007 registered offering to build out and operate our three new planned company-owned locations and to continue our current level of operations for the next twelve months.

Sources of cash

Since January 1, 2006, we have financed our operations principally by issuing common stock for services, collecting accounts receivable and selling inventory and through the private and public sale of our common stock and convertible promissory notes.

On November 7, 2007, we completed the sale, in a registered equity offering, of 5.2 million units at a purchase price of $2.00 per unit, consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40, generating gross proceeds of approximately $10.4 million. The net proceeds from this transaction were approximately $9.3 million after deducting placement agent fees and offering expenses.  We are using the proceeds from this transaction to fund new restaurant development and for working capital purposes.

On April 2, 2007, we sold $857,000 of convertible promissory notes to 19 individual accredited investors. On June 8, 2007, we sold $960,500 of convertible promissory notes to 16 individual accredited investors. We used the proceeds from these transactions for working capital purposes.

On September 8, 2005 we issued a $100,000 convertible promissory note to Dr. William Hines due September 8, 2007. This note included a provision that entitled Dr. Hines to receive an additional 20% of the principal and accrued interest on the note in shares of our common stock upon conversion of the note into any offering of our securities that resulted in gross proceeds to us of at least $3,000,000. On October 26, 2006, we entered into a letter agreement with Dr. William Hines in respect of this note pursuant to which Dr. Hines agreed to convert this note, together with $11,555 in accrued interest thereon, into shares of our common stock at a conversion price of $4 per share (post-split).

While Dr. Hines’ note was not yet due, we believed it advantageous to us to remove this indebtedness from our balance sheet, particularly as this note was secured by our assets. As a result, we agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of his note into shares of our common stock even though the conversion was not in connection with the required offering of our securities. As a result, the total amount converted was $133,866, resulting in the issuance of 33,467 (post-split) shares of our common stock to Dr. Hines in satisfaction of his note.

On October 25, 2006, we entered into a letter agreement with Bradley Rotter, a member of our board of directors, pursuant to which he agreed to convert our $100,000 note that matured on October 19, 2006, together with $5,685 in accrued interest thereon, into shares of our common stock at a conversion price of $4 per share (post-split). Under the note, Mr. Rotter was further entitled to receive an additional 20% of the outstanding principal and interest in shares of our common stock upon conversion of the note into any offering of our securities that resulted in gross proceeds to us of at least $3,000,000.

Rather than repay this note in cash, we agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon conversion of this note into shares of our common stock even though the conversion was not in connection with the required offering of our securities. As a result, the total amount converted was $126,682, resulting in the issuance of 31,706 (post-split) shares of our common stock to Mr. Rotter.

In accordance with the terms of the note, we also agreed to issue Mr. Rotter three-year, immediately-exercisable warrants to purchase 25,000 (post-split) shares of our common stock at an exercise price of $1.38 (post-split) per share.

On September 18, 2006, we completed the sale of a total of 1,250,333 (post-split) shares of our common stock to 51 investors for cash proceeds of $1,500,400. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 625,167 (post-split) shares of our common stock at an exercise price of $1.38 (post-split) per share. In addition, we converted $70,562 of indebtedness and accrued interest due to Nancy Bushnell, the wife of Nolan Bushnell, our chief executive officer, and $60,500 of indebtedness due to Dan Lindquist, our vice president of operations, into shares of our common stock and warrants on the same terms as the investors in the transaction. Ms. Bushnell received 58,802 (post-split) shares of our common stock and warrants to purchase 29,401 (post-split) shares of our common stock at an exercise price of $1.38 (post-split) per share, and Mr. Lindquist received 50,417 (post-split) shares of our common stock and warrants to purchase 25,208 (post-split) shares of our common stock at an exercise price of $1.38 (post-split) per share. We used the proceeds from these transactions for working capital purposes.

On May 9, 2006 and June 12, 2006, we sold a total of 27,083 (post-split) shares of our common stock to two investors for gross proceeds of $32,500. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 13,542 (post-split) shares of common stock at an exercise price of $1.38 (post-split) per share.  We used the proceeds from these transactions to fund the build-out and opening of our Woodland Hills restaurant and for working capital purposes.

On March 3, 2006, we raised gross proceeds of $1,500,000 from the private placement of 1,250,000 (post-split) shares of our common stock to 22 investors. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 625,000 (post-split) shares of our common stock priced at $1.38 (post-split) per share. Merriman Curhan Ford & Co., which acted as sole placement agent for this transaction, was paid a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 112,500 (post-split) immediately-exercisable, three-year warrants to purchase shares of our common stock at an exercise price of $1.38 (post-split) per share. We used the proceeds from these transactions to fund the build-out and opening of our Woodland Hills restaurant and for working capital purposes.

With the exception of our November 7, 2007 registered offering, each of these sale transactions was made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

Cash position and sources and use of cash

Our cash and cash equivalents position as of January 1, 2008 was $7,294,019.

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

During fiscal 2007, net cash used in operations was $3,710,793, compared to a use of cash of $1,944,172 for fiscal 2006.

Our major uses of cash in operations in 2007 were to pay cash employee compensation of approximately $2.67 million ($1,722,039 in corporate salary expense and $946,090 in restaurant salary expense), cash non-salary restaurant operating expenses of $759,057, cash payments to outside engineering contractors of approximately $280,000 and cash rent expense of $332,706 (including $56,256 of corporate rent and $276,450 of restaurant rent). In addition, we used approximately $410,000 in cash to reduce accounts payable and accrued expenses (including accrued payroll).  The major source of operating cash was revenue from our Woodland Hills restaurant. The non-cash transactions that reduced cash used in operations relative to our net loss included: $1,372,549 of non-cash expense relating to employee stock options and restricted stock, beneficial debt conversion expense of $408,435 and $312,018 of depreciation and amortization expense.

Our net loss for the year 2006 was $10,361,065, but, due to a number of non-cash transactions reflected largely in our selling, general and administrative and other expenses, we used $1,944,172 in cash for operations. Our major uses of cash in operations were to pay cash employee compensation of approximately $1,231,585 (including $945,678 of corporate salary expense and $285,907 of restaurant salary expense); cash payments to outside engineering contractors of approximately $315,000; cash rent expense of approximately $177,028 (including $113,196 of corporate rent and $63,832 of restaurant rent expense); $180,000 of “pre-opening” expenses for our first restaurant; and approximately $200,000 of outside auditor, legal counsel and SEC filing fee cash payments. The major source of operating cash during the period was the sale of inventory valued at approximately $115,000 and revenue from our Woodland Hills restaurant. The non-cash transactions that reduced cash used in operations relative to our net loss included: $6,583,902 of non-cash expense related to the expensing of the fair value of financing warrants issued during 2006; $132,950 of non-cash expense reflecting the fair value of warrants issued in connection with the repayment of debt; $151,111 of non-cash expense relating to the conversion into stock of debt and accounts payable; $499,548 of non-cash expense relating to employee stock options, the write off to cost of goods sold of $66,000 of uncollectible inventory deposits, the use of $481,240 worth of shares of common stock to pay for services and payroll; and an increase in our accounts payable of $96,934.

During 2007, we used $328,839 in our investing activities, largely related to equipping the outside patio area of our Woodland Hills, California restaurant, computer hardware purchases and expense relating to new restaurant construction. During 2006, we used $1,002,864 in our investing activities, largely reflecting capital expenditures relating to the construction of our Woodland Hills, California restaurant.

In 2006, we spent approximately $1,000,000 to build out and equip the Woodland Hills location for our first restaurant, including approximately $400,000 on leasehold improvements; $375,000 on technology, furniture and fixtures; $150,000 on certain “pre-opening” expenses (including staffing, staff training and menu development costs and initial inventory); and $75,000 on licenses.

During 2007, our financing activities provided cash in the amount of $11,278,645, as compared to providing cash of $2,978,282 for 2006.   In 2007, we generated $9,489,300 in net proceeds from the issuance of common stock to investors (pursuant to our November 7, 2007 registered equity offering described above), as compared to $2,950,897 in 2006.  In addition, we received cash proceeds of $347,650 from the exercise of warrants and options in 2007, as compared to $279,485 in 2006.

In 2007 we sold $1,817,500 of convertible notes to 30 investors (including $175,000 to the brother-in-law of our CEO, $125,000 to our CEO and $25,000 to our CFO) and subsequently repaid in cash a total of $459,335 (inclusive of $120,450 of accrued interest), in full satisfaction of those notes (together with an additional $18,885 convertible note due to our former Vice President of Marketing).   Holders representing an aggregate of $1,497,500 in principal amount of these notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive of $316,568) elected to convert their notes into the same units issued in the November 7, 2007 registered offering (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 949,703 of units to these investors in full satisfaction of our obligations under the notes.   Of the $338,885 in cash principal repayments, $175,000 went to repay amounts due to related parties and $163,885 went to repay amounts due to unrelated parties.  In 2007, we also made cash repayment of an additional $36,920 on amounts due to unrelated parties.  In 2006, we repaid $152,100 of loans to unrelated parties and made net repayment of $100,000 on amounts due to related parties.

Off-balance sheet arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Quantitative and qualitative disclosure about market risk

We believe that we do not have any material exposure to interest rate or commodity risks. We do not own any derivative instruments and do not engage in any hedging transactions.

Comprehensive income or loss

We have no components of other comprehensive income or loss, and accordingly, net loss equals comprehensive loss for all periods presented.

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

Risks Related Our Business

We have incurred losses since our inception and cannot assure you that we will achieve profitability.

We have incurred cumulative losses of approximately $40.5 million from our inception through January 1, 2008. For the fiscal years ended January 1, 2008 and January 2, 2007, we incurred net losses of approximately $5.3 million and $10.4 million, respectively. In addition, we have wound down our SNAP! and Bear Shop manufacturing operations, which have been the source of our revenue prior to October 2006. Going forward, our strategy is to develop hospitality and entertainment software and operate an entertainment restaurant concept, but we do not expect to be cash flow positive based solely on projected revenue less operating and other costs for the restaurant concept for the foreseeable future. The extent of our future operating losses and the timing of profitability are highly uncertain and we may never achieve or sustain profitability. We cannot assure you that we will ever generate sufficient revenues from our restaurant operations to achieve profitability. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may not ever achieve profitability and the value of your investment could decline significantly.

We have recently restated our previously issued financial statements for the fiscal year ended December 31, 2004 and the first three quarters of our fiscal years ended December 31, 2005 and 2006, respectively, due to certain incorrect accounting entries. Our failure to maintain effective internal control over financial reporting in the future could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock.

In March 2006, following an internal investigation, we discovered certain accounting errors in our financial statements covering the fiscal year ended December 31, 2004, and continuing into the first three quarters of 2005. As a result of the errors, we concluded that these financial statements should no longer be relied upon and restated our consolidated financial statements for the fiscal year ended December 31, 2004, and for each of the first three quarters of 2005. In addition, we subsequently restated our financial statements covering the first three quarters of 2006 to correct accounting entries relating to the issuance of financing warrants in 2006. Although we have enhanced our internal controls over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud, we cannot assure you that the measures we have taken to remediate the weaknesses in our internal controls over financial reporting will prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Our failure to establish appropriate internal controls over financial reporting could result in misstatements to our financial statements that would not be prevented or detected.

We have a limited operating history in the restaurant industry on which to evaluate our potential and determine if we will be able to execute our business plan, and currently depend on a single restaurant to generate all of our restaurant revenues.

We currently own and operate one uWink restaurant in Woodland Hills, California, which we opened in October 2006, and, although we are in the process of identifying and opening new restaurant locations, we currently rely on our Woodland Hills location for all of our restaurant revenue. In addition, we have historically relied on revenues from the SNAP! and Bear Shop segments of our business. Consequently, our historical results of operations may not provide an accurate indication of our future operations or prospects. Investment in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to penetrate the restaurant industry.

In addition, we cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will generate sufficient revenues or be operated profitably. Our ability to expand will depend on a number of factors, many of which are beyond our control. These risks may include, but are not limited to:

●	locating suitable restaurant sites in new and existing markets;

●	obtaining acceptable financing for construction of new restaurants or negotiating acceptable lease terms;

●	recruiting, training and retaining qualified corporate and restaurant personnel and management;

●	attracting and retaining qualified franchisees;

●	cost effective and timely planning, design and build-out of restaurants;

●	obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of restaurant sites and the sale of food and alcoholic beverages;

●	creating guest awareness of our restaurants in new markets;

●	competition in our markets; and

●	general economic conditions.

If we are unable to expand our restaurant concept, our potential for growth and our results of operations could be harmed significantly.

A critical factor in our future viability will be our ability to expand our uWink restaurant concept. Our growth plans contemplate opening a number of additional company-owned or managed restaurants in future months and years, in addition to franchising, as described above. If we do not open and operate new restaurants, our growth and results of operations could be harmed significantly. Our ability to open new restaurants in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

●	our ability to generate or raise the capital necessary to open new restaurants;

●
the availability and cost of suitable restaurant locations for development, our ability to compete effectively for those locations, and enter into purchase or long-term lease agreements for such locations on acceptable terms;

●	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

●	construction and development costs;

●	obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of restaurant sites and the sale of food and alcoholic beverages;

●	labor shortages or disputes experienced by our landlords or outside contractors; and

●	unforeseen engineering or environmental problems with the leased premises.

Our growth plans depend in large part on our ability to identify, attract and retain qualified franchisees and to manage our proposed franchise business.

We expect to grow our restaurant concept through the franchising of our restaurant concept. As a result, our future growth will depend on our ability to attract and retain qualified franchisees, the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or at all, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

In addition, a Federal Trade Commission rule requires us to furnish prospective franchisees with a franchise disclosure document containing prescribed information before entering into a binding agreement or accepting any payment for the franchise. Sixteen states also have state franchise sales or business opportunity laws which require us to add to the federal disclosure document additional state-specific disclosures and to register our offering with a state agency before we may offer uWink franchises for locations in the state or to state residents. We have completed our uniform disclosure documents and are currently authorized to sell uWink franchises in thirty-four states and the District of Columbia in the United States. We must complete the state registration process in those sixteen states requiring such additional registration, which include California, New York and Illinois. Applicable laws in these states vest state examiners with discretion to disapprove registration applications based on a number of factors. There can be no assurance that we will be successful in obtaining registration in all of these states or be able to continue to comply with these regulations, which could have a material adverse effect on our business and results of operations.

Finally, our franchise operations will be dependent upon our ability to:

●	develop, maintain and enhance the “uWink” brand;

●	maintain satisfactory relations with our franchisees who may, in certain instances, have interests adverse to our interests;

●	monitor and audit the reports and payments received from franchisees; and

●	comply with applicable franchising laws, rules and regulations.

The viability of our new business model is dependent on a number of factors that are not within our control.

The viability of our company-owned and potential franchised restaurant operations is, and will continue to be, subject to a number of factors that are not within our control, including:

●	changes in consumer tastes;

●	national, regional and local economic conditions;

●	traffic patterns in the venues in which we and our franchisees will operate;

●	discretionary spending priorities;

●	demographic trends;

●	consumer confidence in food quality, handling and safety;

●	consumer confidence in the venues in which we and our franchisees will operate;

●	weather conditions; and

●	the type, number and location of competing restaurants.

Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our business plan is to grow very rapidly by opening new restaurant locations, which will place strains on our management team and our other resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. We also will need to significantly expand our operations to implement our longer-term business plan and growth strategies.

In particular, we also expect to need to identify, develop and manage relationships with franchisees as part of our growth plans. This expansion and these expanded relationships will require us to:

●	significantly improve or replace our existing managerial, operational and financial systems, procedures and controls;

●	comply with complex rules and regulations relating to franchising;

●	manage the coordination between our various corporate functions, including accounting, legal, accounts payable and receivable, and marketing and development;

●	manage, train, motivate and maintain a growing employee base; and

●	manage our relationships with franchisees.

In addition, our expansion plans will likely requires us to:

●	make significant capital investments;

●	devote significant management time and effort;

●	develop budgets for, and monitor, food, beverage, labor, occupancy and other costs at levels that will produce profitable operations; and

●	as applicable, budget and monitor the cost of construction of restaurants.

The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions.

Our ability to grow and generate meaningful revenue and profit will depend on our ability to locate a sufficient number of suitable new restaurant sites.

One of our biggest challenges in meeting our growth objectives will be to secure an adequate supply of suitable new restaurant sites. We may experience delays in opening restaurants in the future. There can be no assurance that we will be able to find sufficient suitable locations for our planned expansion in any future period. In the case we do find suitable locations, we may need to make significant investments in the properties so they conform to our specifications. Delays or failures in opening new restaurants could materially adversely affect our business, financial condition, operating results and/or cash flows.

Our expansion into new markets may present increased risks due to our unfamiliarity with the geographic area.

As a part of our expansion strategy, we expect we will be opening restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns. In addition, any new restaurants may take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Although we will attempt to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be able to operate new restaurants on a profitable basis.

We are highly dependent on our Chief Executive Officer. Our inability to retain our Chief Executive Officer could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends, to a critical extent, on the continued efforts and services of our Chief Executive Officer, Mr. Nolan Bushnell. Were we to lose the services of Mr. Bushnell, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for Mr. Bushnell at all, or on terms that would not be unduly expensive or burdensome to us. Although Mr. Bushnell has signed an employment agreement with us, this agreement is terminable by Mr. Bushnell on 30 days written notice and, in any event, does not preclude Mr. Bushnell from leaving us. We do not currently carry a key man life insurance policy on Mr. Bushnell which would assist us in recouping our costs in the event of the death or disability of Mr. Bushnell.

Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to execute our business plan. Should this occur, the value of your investment could be adversely affected, and you could even lose your entire investment.

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on our projections for the sales of our restaurant concept less operating and other costs. Although we raised approximately $10,383,500 in gross proceeds from the sale of our equity securities in our November 2007 registered offering, $1,500,400 from the sale of our equity securities in September 2006, $857,000 from the sale of convertible promissory notes in April 2007 and $960,500 from the sale of additional convertible promissory notes in June 2007, we may require additional working capital in the future beyond that derived from these offerings to fund our future operations and continue our growth strategy. We cannot give you any assurance that we will be able to secure any such additional working capital on favorable terms, if at all.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to our company, or which do not adversely affect your rights as a securityholder or the value of your investment, including substantial dilution of your investment in terms of your percentage ownership in our company, as well as the book value of your investment in our securities.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses for international franchise rights, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders. Any additional equity funding will dilute the interests of the current stockholders and the investors who purchase securities in this offering, and any additional debt funding may be secured by a pledge of our assets, which could be lost in the event of a default thereon. There is no assurance that we will be successful in raising additional debt or equity capital that will be required to fund our operating, development and marketing plans.

For example, our need for additional financing may require us to sell or issue:

●
securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features;

●	warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and/or

●	securities with associated registration rights with significant penalties for the failure to quickly register and associated imbedded derivative liabilities.

In addition, if we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor upon our default. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

We may be unable to compete effectively in both our current Woodland Hills, California location and at those sites where we may establish and operate additional restaurants. Our inability to compete could adversely affect your investment.

The restaurant industry is intensely competitive and fragmented. We believe that we compete primarily with casual, fast-casual and quick-casual establishments. Many of our direct and indirect competitors in Woodland Hills, California, where our first restaurant is located, are well-established national, regional or local chains with a greater market presence than us. Further, virtually all these competitors have substantially greater financial, marketing and other resources than us, have been in business longer, have greater name recognition and are better established in the markets where our first restaurant is located and in those markets where our future restaurants are planned to be located.

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

A number of the employees we have hired and intend to hire will be subject to various minimum wage requirements. The federal minimum wage was increased to $5.85 per hour as of July 24, 2007. However, we are located in California where employees receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $7.50 per hour effective January 1, 2007 and to $8.00 per hour effective January 1, 2008. The possibility exists that the federal or California state minimum wage will be further increased in the future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

We may have difficulty in attracting and retaining management and outside independent members of our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly-held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these concerns, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending stockholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to continue to maintain our directors and officer’s liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Risks Relating to the Restaurant Industry

Other restaurants may copy or duplicate the game-centric design concept of our uWink restaurants.

Although we believe that we have taken reasonable steps to protect our proprietary concepts and other intellectual property, we cannot assure you that third parties will not attempt to copy or duplicate our restaurant concept, which could have a material adverse affect on our business, results of operation or financial condition.

Negative publicity surrounding our restaurant or the consumption of beef, seafood, poultry, or produce generally, or shifts in consumer tastes, could negatively impact the popularity of our restaurant and our results of operations.

We expect that the popularity of our restaurants in general, and our menu offerings in particular, will be key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to our restaurant or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A, and outbreaks of “mad cow”, “foot-and-mouth” or “bird flu” disease), or operating problems related to our restaurant, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurant less appealing and adversely affect our sales and results of operations.

Fluctuations in the cost, availability and quality of our raw ingredients and natural resources such as energy affect our results of operations.

The cost, availability and quality of the ingredients that we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in economic and political conditions, weather and demand could adversely affect the cost of our ingredients. We have limited control over these changes in the price and quality of commodities, since we typically do not enter into long-term pricing agreements for our ingredients. We may not be able to pass through any future cost increases by increasing menu prices. We and our potential franchisees are and will be dependent on frequent deliveries of fresh ingredients, thereby subjecting us to the risk of shortages or interruptions in supply. Additionally, in the event of massive culling of specific animals such as chickens or turkeys to prevent the spread of disease, the supply and availability of ingredients may become limited. This could dramatically increase the price of certain menu items which could decrease sales of those items or could force us to eliminate those items from our menus entirely. All of these factors could adversely affect our business, reputation and financial results.

Government regulations affecting the operation of our restaurant could increase our operating costs and restrict our ability to grow.

We must obtain licenses from regulatory authorities allowing us to sell liquor, beer and wine, and we must obtain a food service license from local health authorities for our restaurant. Our liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing, and inventory control. In California, for example, where we have our first restaurant and where we are planning to open additional restaurants, the number of liquor licenses available is limited and licenses are traded at market prices. We expect that liquor, beer and wine sales will comprise a significant portion of our sales. Therefore, obtaining and maintaining licenses will be an important component of our restaurants’ operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would adversely impact our first restaurant and our growth strategy.

In addition, we are subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. We are also subject to various other federal, state and local laws, rules and regulations affecting our business, and our franchisees will be subject to these laws, rules and regulations as well. Each of our restaurants and those owned by our franchisees will be subject to a variety of licensing and governmental regulatory provisions relating to wholesomeness of food, sanitation, health, safety and, in certain cases, licensing of the sale of alcoholic beverages. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in any particular area. Furthermore, there can be no assurance that we will remain in compliance with applicable laws or licenses that we have or will obtain, the failure of which by a restaurant could result in our loss of the restaurant’s license and even the closing of the restaurant.

Litigation concerning our food quality, our employment practices, liquor liability, and other issues could result in significant expenses to us and could divert resources from our operations.

Like other restaurants, we expect we may receive complaints or litigation from, and potential liability to, our guests involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. In addition, we will be subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our financial condition and results of operations.

Labor shortages or increases in labor costs could restrict our ability to grow or adversely affect our results of operations.

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

We may not be able to protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are important to our brand and our competitive position. Accordingly, we devote substantial resources to the development and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent infringement or other unauthorized use of our trademarks and other proprietary rights by others, which may thereby dilute our trademarks in the marketplace and/or diminish the value of such proprietary rights. We may also be unable to prevent others from claiming infringement or other unauthorized use of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our rights to our trademarks may in some cases be subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. We cannot assure you that third parties will not assert claims against our trademarks and other proprietary rights or that we will be able to successfully resolve such claims which could result in our inability to use certain trademarks or other proprietary rights in certain jurisdictions or in connection with certain goods or services. Future actions by third parties may diminish the strength of our trademarks or other proprietary rights, injure the goodwill associated with our business and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our trademarks and other proprietary rights, which could have a material adverse affect on our business, results of operation or financial condition.

Risks Relating to an Investment in Our Securities

The concentration of ownership of our common stock gives a few individuals significant control over important policy and operating decisions and could delay or prevent changes in control.

As of March 30, 2008, our executive officers and directors beneficially owned approximately 16.3% of the issued and outstanding shares of our common stock, as calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. As a result, these persons have the ability to exert significant control over matters that could include the election of directors, changes in the size and composition of the board of directors, mergers and other business combinations involving our company, and operating decisions affecting us. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our securities lower than in the absence of such a perception.

Our shares of common stock are thinly-traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock is sporadically or “thinly” traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float and limited operating history. As a result, the price at which you purchase our securities may not be indicative of the prices that will prevail in the trading market and you may be unable to sell your shares or warrants at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors.

First, as noted above, our common stock is sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our restaurant concept. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our common stock:

●	actual or anticipated variations in our quarterly or annual operating results;

●	market acceptance of our restaurant concept;

●	government regulations;

●	announcements of significant acquisitions, strategic partnerships or joint ventures;

●	our capital commitments; and

●	additions or departures of our key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect, if any, that the sale of shares or the availability of shares of our common stock for sale at any time will have on the prevailing market price.

As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public company, we incur significant additional costs to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC. In addition, we will be required to comply with the internal controls evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act effective with the end of our 2008 fiscal year. Compliance with Section 404 of the Sarbanes-Oxley Act relating to our internal controls over financial reporting, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments, and other requirements for public companies, requires, and will continue to require, us to incur significant costs and require significant management resources.

If we are unable to complete the required Section 404 assessment as to the adequacy of our internal controls over financial reporting, or if we fail to maintain or implement adequate controls resulting in the identification and disclosure of material weaknesses as of the date of our first Form 10-K for which compliance with Section 404 is required, our reputation, stock price and ability to obtain additional financing could be impaired.

During the past several years, various public companies, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. When we become subject to SEC requirements under Section 404, if our internal control reports disclose significant deficiencies or material weaknesses, our stockholders and third parties could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital and our liquidity.

Anti-takeover provisions in our charter and by-laws, as well as applicable laws, may discourage or prevent a change of control, may make it difficult for you to change our management and may also make a takeover difficult.

As part of our reincorporation in Delaware effective July 23, 2007, we became subject to the General Corporation Law of the state of Delaware. In addition, our certificate of incorporation and bylaws include, among other things, provisions which could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions will include:

●
authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and resist a takeover attempt;

●	limiting the ability of stockholders to call special meetings of stockholders; and

●	legal restrictions pursuant to state law on business combinations with certain stockholders.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

So long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. From June 1, 2006 through March 30, 2008 the closing price of our common stock has ranged between $0.25 (pre-split) and $10.88 (post-split) per share. Although our four-for-one reverse stock split, effected as of July 26, 2007, has had the effect of increasing the value of our stock on a per-share basis, there can be no assurance that such increase will raise the trading price of our shares above $5 per share on a consistent basis. The closing price of our common stock since the effective date of our reverse stock split has ranged between $1.16 and $5.05 per share. The closing price of our common stock on March 30, 2008 was $1.49 per share.

The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

●
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities but cannot assure you that our efforts in this regard will be effective.

Future sales of our common stock may cause the prevailing market price to decrease and impair our capital raising abilities.

As of March 30, 2008, we have warrants outstanding that are exercisable for the purchase of approximately 8.2 million shares of our common stock (giving effect to our four-for-one reverse stock split), and as of March 30, 2008, we had outstanding options that are exercisable for the purchase of approximately 1.1 million shares of our common stock, as well as 212,500 shares of restricted stock, the restrictions on which will lapse over the next two to three years.   If, and to the extent, outstanding options or warrants are exercised or converted, you will experience dilution to your holdings.

In addition, after giving effect to the net increase in the number of shares of common stock we may issue pursuant to the reverse stock split and our amended certificate of incorporation, we will have approximately 2.5 million shares of our common stock authorized and not yet issued or reserved against. In general, we may issue all of these shares, as well as 5,000,000 shares of preferred stock which may have rights and preferences superior to that of our common stock, without any action or approval by our securityholders. If a large number of shares of our common stock are sold in the open market after the date of this prospectus, or if the market perceives that such sales will occur as a result of any of the foregoing, the trading price of our common stock could decrease. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that, even if the funds are legally available, the dividends will be paid.

We may be unable to fully utilize the state and federal net operating loss carryforwards generated by our subsidiary, uWink California, Inc., as a result of our December 2003 acquisition of uWink California, Inc.

From its inception in 1999 through December 31, 2003, our now wholly owned subsidiary, uWink California, Inc., generated approximately $13,000,000 each of federal and state net operating loss carryforwards, or NOLs, relating to its operating losses during that period. We do not believe our acquisition of uWink California, Inc. in December 2003 constituted a “change in control” of uWink California, Inc., because the former stockholders of uWink California, Inc. became our majority stockholders following the acquisition. However, despite our belief that we will be able to utilize these NOLs against income generated by uWink California, Inc. if we comply with certain Internal Revenue Service regulations, our utilization of these NOLs may be limited by the IRS under its change in control rules. In addition, a portion of these NOLs may expire before they can be fully utilized, and our ability to utilize federal NOLs may vary significantly from our ability to utilize state NOLs.

ITEM 7. FINANCIAL STATEMENTS

UWINK, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANAURY 1, 2008 AND JANUARY 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
uWink, Inc.
Van Nuys, California

We have audited the accompanying consolidated balance sheet of uWink, Inc. and subsidiary as of January 1, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended January 1, 2008 and January 2, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uWink, Inc. and subsidiary as of January 1, 2008, and the results of its operations and its cash flows for the years ended January 1, 2008 and January 2, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 20, 2008

uWink, Inc. and Subsidiary
Consolidated Balance Sheet
As of January 1, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,294,019
Account receivable, net of allowance for doubtful accounts of $72,265	49,481
Inventory, net	19,547
Prepaid expenses and other current assets	38,447
TOTAL CURRENT ASSETS	7,401,493

PROPERTY AND EQUIPMENT, net	943,938

LONG TERM DEPOSIT	40,238
TOTAL ASSETS	$8,385,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$891,124
Accrued expenses	130,313
Accrued payroll and related benefits	79,492
Advance from customers	24,980
TOTAL CURRENT LIABILITIES	1,125,909

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized; 12,671,534 shares issued and outstanding	12,672
Additional paid-in capital	47,717,957
Accumulated deficit	(40,481,011)
Shares to be issued	10,142
TOTAL STOCKHOLDERS’ EQUITY	7,259,760

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,385,669

The accompanying notes are an integral part of these consolidated financial statements

uWink, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended January 1, 2008 and January 2, 2007

	2007	2006

NET SALES	$2,545,671	$450,149

COST OF SALES	753,027	249,248

GROSS PROFIT	1,792,645	200,901

OPERATING EXPENSES
Selling, general and administrative expenses	6,720,974	3,690,921

LOSS FROM OPERATIONS	(4,928,330)	(3,490,020)

OTHER INCOME (EXPENSE)
Other income	43,433	14,504
Beneficial conversion of debt	(408,435)	(16,667)
Gain on settlement of debt	65,576	42,465
Interest expense	(118,839)	(176,334)
Fair value of warrant liability	-	(6,583,902)
Loss on debt conversion	-	(151,111)

TOTAL OTHER INCOME (EXPENSE)	(418,265)	(6,871,045)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,346,595)	(10,361,065)

PROVISION FOR INCOME TAXES	800	-

NET LOSS	$(5,347,396)	$(10,361,065)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.72)	$(2.15)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	7,404,805	4,808,296

Weighted average number of shares for dilutive securities has not been calculated because the effect is anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements

uWink, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended January 1, 2008 and January 2, 2007

			Additional	Shares
	Common Stock		Paid-in	to be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, December 31, 2005	3,118,822	3,118	23,040,461	304,697	(24,772,550)	(1,424,275)

Issuance of common stock for conversion of loan, and accrued interest	299,393	299	498,005	(150,003)	-	348,302
Issuance of common stock for cash, net	2,527,417	2,527	2,948,370		-	2,950,897
Issuance of common stock for services	293,142	293	486,997	(134,550)	-	352,740
Issuance of common stock to employees for accrued payroll	-	-	-	175,000	-	175,000
Issuance of common stock to employees for exercise of options	32,500	33	44,967	-	-	45,000
Issuance of common stock for exercise of warrants	33,333	33	199,953	34,500	-	234,485
Merger conversion shares	2,697	3	10,001	(10,002)	-	2
Shares cancelled	(12,500)	(13)	(46,488)	-	-	(46,500)
Beneficial conversion feature related to convertible note	-	-	(16,500)	-	-	(16,500)
Nominal stock option expense	-	-	499,548	-	-	499,548
Value of warrants issued for interest expense	-	-	132,950	-	-	132,950
Reverse warrant liability	-	-	6,583,902	-	-	6,583,902
Loss on debt conversion			151,111			151,111
Net loss	-	-	-	-	(10,361,065)	(10,361,065)
Balance, January 2, 2007	6,294,804	$6,295	$34,533,276	$219,642	$(35,133,615)	$(374,403)

Issuance of common stock for conversion of debt, and accrued interest	949,703	950	1,581,889		-	1,582,839
Issuance of common stock for cash	5,191,750	5,192	10,378,308		-	10,383,500
Expenses incurred for raising cash			(894,200)			(894,200)
Issuance of common stock for services	15,049	15	106,121		-	106,136
Issuance of common stock to employees for accrued payroll	6,250	6	54,994	(175,000)	-	(120,000)
Issuance of common stock to employees for exercise of options	77,710	78	144,309		-	144,387
Issuance of common stock for exercise of warrants	182,102	182	237,581	(34,500)	-	203,263
Shares issued to round up reverse split	416	-			-	-
Shares issued for services in prior years now returned and cancelled	(46,250)	(46)	(205,304)		-	(205,350)
Beneficial conversion feature related to convertible notes	-	-	408,435	-	-	408,435
Nominal stock option expense	-	-	1,159,765	-	-	1,159,765
Restricted stock issued to employees			212,784			212,784
Net loss	-	-	-	-	(5,347,396)	(5,347,396)
Balance, January 1, 2008	12,671,534	$12,672	$47,717,957	$10,142	$(40,481,011)	$7,259,760

The accompanying notes are an integral part of these consolidated financial statements

uWink, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended January 1, 2008 and January 2, 2007

	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,347,396)	$(10,361,065)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible note payable	408,435	16,667
Employee stock option expense	1,372,549	499,548
Depreciation and amortization expense	312,018	94,826
Bad debt allowance	207	(3,728)
Loss on debt conversion	-	111,227
Gain on settlement of debt	(65,576)	(42,465)
Loss on accounts payable conversion	-	39,884
Fair value of warrant liability	-	6,583,902
Issuance of warrants for debt	-	132,950
Issuance of common stock for payroll	-	175,000
Issuance of common stock for services	(99,214)	306,240
Inventory obsolescence reserve	44,695	78,276
Issuance of common stock for interest expense	85,339	13,901
Changes in operating assets and liabilities:
Accounts receivable	29,836	18,642
Inventory	12,964	99,863
Deposits - inventory	-	66,398
Deposits	-	(2,300)
Prepaid expenses and other current assets	(54,550)	19,348
Accounts payable	(108,299)	96,934
Accrued expenses	(106,604)	49,338
Accrued payroll and related benefits	(195,198)	62,444
Net cash used in operating activities	(3,710,793)	(1,944,172)

CASH FLOW FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(328,839)	(942,864)
Payment for liquor license	-	(60,000)
Net cash provided by (used in) investing activities	(328,839)	(1,002,864)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt	1,492,500	-
Repayment of debt	(200,805)	(152,100)
Proceeds from related parties	325,000	-
Repayment to related parties	(175,000)	(100,000)
Proceeds from sale of common stock	10,383,500	2,950,897
Expenses incurred for sale of common stock	(894,200)	-
Proceeds from warrant exercises	203,263	234,485
Proceeds from option exercise	144,387	45,000
Net cash provided by financing activities	11,278,645	2,978,282

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,239,013	31,247

CASH AND CASH EQUIVALENTS, Beginning of period	55,006	23,759

CASH AND CASH EQUIVALENTS, End of period	$7,294,019	$55,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$3,049
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

Conversion of debt into shares of common stock	$1,497,500	$320,000
Conversion of accrued payroll into shares of common stock	$55,000	$-

The accompanying notes are an integral part of these consolidated financial statements

UWINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2008 AND JANUARY 2, 2007

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND LINE OF BUSINESS

uWink, Inc. (formerly Prologue) was incorporated under the laws of the State of Utah on October 14, 1982. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated November 21, 2003 among Prologue, uWink, Inc., a Delaware corporation (“uWink-DE”) and its stockholders, Prologue received all the issued and outstanding shares of uWink-DE’s capital stock (subsequently, uWink-DE changed its name to uWink California, Inc.). Prologue issued 1 share of its common stock for every 3.15611 shares of uWink-DE capital stock. Because the stockholders of uWink-DE received a majority of the issued and outstanding shares of Prologue and the uWink-DE management team and board of directors became the management team and board of directors of Prologue, according to FASB Statement No. 141 - “Business Combinations,” this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

●	uWink-DE is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

●
Control of the net assets and business of Prologue was acquired effective December 4, 2003. This transaction has been accounted for as a purchase of the assets and liabilities of Prologue by uWink-DE. The historical cost of the net liabilities assumed was $750.

uWink-DE was incorporated under the laws of the State of Delaware on June 10, 1999. Subsequent to the transaction described above, uWink-DE changed its name to uWink California, Inc. (“uWink California”).  In July 2007, uWink, Inc. (formerly Prologue) changed its state of incorporation from Utah to Delaware by merging with a Delaware corporation that was initially its wholly-owned subsidiary.  uWink, Inc. (formerly Prologue) and its subsidiary, uWink California, together with uWink California’s subsidiary, uWink Franchise Corporation, are hereafter referred to as the “Company”, “we”, or “us”.

We are a developer/operator of digital media entertainment and hospitality software and an interactive restaurant concept named uWink.

We derive our revenue from the sale of food, drink and merchandise in our restaurants, the franchising of our restaurant concept and technology licensing fees.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

On November 7, 2007, the Company completed an approximately $10.4 million registered equity offering. Investors purchased approximately 5.2 million units at a purchase price of $2.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $2.40. The warrants are immediately separable from the units, immediately exercisable and will expire on the fifth anniversary of the date of their issuance. The net proceeds were approximately $9.3 million after deducting placement agent fees and other offering expenses. The proceeds of the raise will be used to fund new restaurant development and general working capital needs.  Based upon the Company’s cash flow projections for the next 12 months, the Company requires approximately $3.0 million per annum to fund its operations.  Giving effect to the completion of the November 2007 registered equity offering, the Company has sufficient working capital to operate through fiscal year 2008 and, therefore, to remove the doubt about the Company’s ability to continue as a going concern. Consequently, at January 1, 2008, there is no longer substantial doubt as to the Company’s ability to continue as a going concern.

Stock Split

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Fiscal Year End

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007 and our 2007 fiscal year ended on January 1, 2008. For the purposes of the accompanying financial statements, the years ended January 1, 2008 and January 2, 2007 are sometimes referred to as fiscal years 2007 and 2006, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of uWink, Inc. and its subsidiary, uWink California, Inc., together with uWink California Inc.’s subsidiary, uWink Franchise Corporation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and unearned revenue, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times during the year, and at January 1, 2008, cash balances were in excess of Federal Depository Insurance Corporation insurance limits.

Inventory

Non-restaurant inventory consists of finished goods and restaurant inventory consists of food, beverages and merchandise available for sale in the restaurant. All inventory is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value has been determined to be impaired or whose future utility appears limited. For the years ended January 1, 2008 and January 2, 2007, the obsolescence reserve was $291,887 and $295,730, respectively.  The obsolescence reserve relates to non-restaurant inventory only.

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

Revenue Recognition

Restaurant revenue from food, beverage and merchandise sales is recognized when payment is tendered at the point of sale. We record gift card sales as a short term liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.

Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. During fiscal 2007, our franchise-related revenue consisted of a $20,000 non-refundable area development fee and $1,000 of non-refundable franchise application fees. Our area development fee consists of a one-time payment in consideration for the services we perform in preparation of executing each area development agreement.  Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. During fiscal 2007, we also received a $20,000 refundable area development fee. This payment is held in escrow and, accordingly, will not be recorded in the financials until the contingency is resolved and the fees are released from escrow. In 2007, our franchise application fee consisted of a one-time $5,000 payment, $1,000 of which is non-refundable, in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. As a result, we recognize the non-refundable portion of this fee in full upon receipt. Refundable franchise application fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition.” Revenue is recognized when we deliver our touch screen pay-for-play game terminals to our customer and we believe that persuasive evidence of an arrangement exits, the fees are fixed or determinable and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.  We do not have any contractual obligations to provide post sale support of our products. We provide such support on a case by case basis and the costs of providing such support are expensed as incurred. We earned no revenue from post sale support during the periods presented.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”.

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Advances from Customers

We record advances from customers as a liability and recognize these amounts as revenue over the period of the related agreement. As of January 1, 2008, advances from customers relating to licensing fees amounted to $24,980.

Advertising and Marketing Costs

We expense costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended January 1, 2008 and January 2, 2007 amounted to $59,816 and $19,931, respectively.

Pre-opening Expenses

Pre-opening expenses, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.  We incurred no pre-opening expenses in 2007.  In 2006, pre-opening expenses amounted to $180,000.

Sales Taxes

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of January 1, 2008 was $46,018 and as of January 2, 2007 was $23,997.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Earnings Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for each of the fiscal years 2007 and 2006 because the effect would have been anti-dilutive:

	2007	2006

Stock options issued to employees	791,630	90,046
Warrants granted to consultants and finders	5,545	1,980
Warrants granted for financing	6,883,931	317,016
	7,681,106	409,042

Segment Reporting

SFAS No. 131, Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based upon revenue by product line and services (see Note 11).

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended January 1, 2008 and January 2, 2007, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders’ equity the change in comprehensive loss.

Discounts on Loans

Discounts on loans are principally the values attributed to the detachable warrants issued in connection with the loans and the value of the preferential conversion feature associated with the loans. These discounts are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-27 issued by the American Institute of Certified Public Accountants.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement;

b.	The date that adoption is required; and

c.	The date the employer plans to adopt the recognition provisions of thisStatement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management believes that this statement will not have a significant impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 as of January 1, 2008 is to cover the accounts receivable from non-restaurant activities.

NOTE 3 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of January 1, 2008 and January 2, 2007, determined on a first-in-first-out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all non-restaurant inventory at January 1, 2008 and January 2, 2007 is treated as finished goods inventory.

During fiscal 2007, the Company generated $29,535 in revenue from the sale of obsolete inventory previously reserved for at a value of $61,340. Accordingly, gross non-restaurant inventory was written down by $61,340 and a corresponding reduction was made to the obsolescence reserve.  The obsolescence reserve at January 1, 2008 relates solely to non-restaurant inventory. During fiscal 2007, remaining non-restaurant inventory was marked down to its net realizable value, as reflected by an increase in the obsolescence reserve of $57,497. Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurant.

Inventory at January 1, 2008:
Finished Goods	$291,887
Restaurant	19,547
Less: obsolescence reserve	(291,887)
$19,547

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at January 1, 2008 consisted of the following:

Computer equipment	$670,686
Office furniture and equipment	17,926
Restaurant furniture and fixtures	656,492
Leasehold improvements	84,849
Machinery and equipment	82,603
Construction in progress	64,689
1,577,245
Less accumulated depreciation	(633,307)
$943,938

Depreciation expense for the fiscal years ended January 1, 2008 and January 2, 2007 was $277,018 and $69,826, respectively.

NOTE 5 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the fiscal year ended January 1, 2008 consisted of the following:

Professional fees	$571,112
Rent expense	332,706
Restaurant operating expenses	759,057
Product Development	340,294
Salary expense	2,668,129
Employee stock option expense	1,372,549
Depreciation and amortization	312,018
Other expenses	365,109
$6,720,974

The major components of selling, general and administrative expenses for the fiscal year ended January 2, 2007 consisted of the following:

Professional fees	$489,070
Rent expense	177,028
Pre-opening expenses	180,000
Restaurant operating expenses	190,331
Product development	316,560
Salary expense	1,231,585
Employee stock option expense	499,548
Inventory reserve expense	117,489
Other expenses	489,310
$3,690,921

NOTE 6 - DUE TO RELATED PARTIES

Due to related parties consists of amounts advanced to the Company by certain related parties, specifically its employees and their family members and directors of the Company. At each of January 1, 2008 and January 1, 2007 there were no amounts due to related parties.

During the twelve months ended January 1, 2008, we engaged in the following transactions relating to amounts due to related parties:

We issued two convertible notes payable to Mr. Dennis Nino, brother-in-law of our CEO. A $50,000 note was due August 28, 2007 and a $125,000 note was due December 8, 2007. Each note accrued interest at 10%, was secured by our assets, and was convertible, at the option of Mr. Nino, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Nino was to receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion right in Mr. Nino’s notes. On November 12, 2007, Mr. Nino elected not to convert these notes. Accordingly, we made cash repayment to Mr. Nino of an aggregate of $183,897 (inclusive of $8,897 of accrued interest) in full satisfaction of these notes.

We issued a $125,000 convertible note payable to our CEO, Nolan Bushnell. The note was due December 8, 2007 and accrued interest at 10%, was secured by our assets, and was convertible, at the option of Mr. Bushnell, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Bushnell was to receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion right in Mr. Bushnell’s note. On November 12, 2007, Mr. Bushnell elected to convert the principal amount of the note (together with $5,377 of accrued interest and $26,075 of conversion incentive), in full satisfaction of our obligations under the note, into 78,226 units (consisting of 78,226 shares of our common stock and 78,226 warrants to purchase one share of our common stock at an exercise price of $2.40), at a purchase price of $2.00 per unit.

We issued a $25,000 convertible note payable to our CFO, Peter Wilkniss. The note was due October 10, 2007 and accrued interest at 10%, was secured by our assets, and was convertible, at the option of Mr. Wilkniss, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Wilkniss was receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion right in Mr. Wilkniss’ note. On November 12, 2007, Mr. Wilkniss elected to convert the principal amount of the note (together with $1,479 of accrued interest and $5,296 of conversion incentive), in full satisfaction of our obligations under the note, into 15,888 units (consisting of 15,888 shares of our common stock and 15,888 warrants to purchase one share of our common stock at an exercise price of $2.40), at a purchase price of $2.00 per unit.

According to EITF 98-5 paragraph 13, which covers the accounting for (a) a security that becomes convertible only upon the occurrence of a future event outside the control of the holder and (b) a security that is convertible from inception but contains conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized in earnings until the contingency is resolved.  On November 7, 2007, we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion rights in the above notes. Therefore, $68,150 has been recorded in 2007 as beneficial conversion feature expense on these notes payable to the related parties.

During the twelve months ended January 1, 2008, we accrued $15,753 in interest on amounts due to related parties and paid $8,897 in interest on amounts due to related parties.  The balance of the interest was converted into common stock as stated above.

During the twelve months ended January 1, 2008, salary amounting to $396,808 (including $131,250 accrued from prior years and paid in 2007) was paid to employees related to the CEO.

Due to related parties outstanding at December 31, 2005 consisted of the following:

Convertible note payable to Mr. Bradley Rotter, a member of the Company’s board of directors. This note was due April 10, 2006, accrued interest at 10%, and was convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The note was mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $2.36. A portion of the value of this note was recorded as a preferential conversion feature and recorded as discount of $40,000 to be amortized over the term of the note, 6 months. $20,000 of this discount was amortized in each of 2005 and 2006.

Principal Amount	$200,000
Less Discount	(20,000)
180,000

Loan payable to the brother-in-law of the President and CEO issued on August 10, 2005, 6% interest, unsecured, due upon demand.	39,000

Loan payable to the wife of the President and CEO issued on various dates in 2004, 8% interest, unsecured, due upon demand.	20,500

Loan payable to the Company’s Vice President of Operations issued on various dates in 2004 and 2005, 8% interest unsecured, due upon demand.	60,500
Total	$300,000

On April 19, 2006, we entered into a letter agreement (the “April Rotter Letter Agreement”) with Mr. Rotter, in respect of the $200,000 Convertible Promissory Note, dated October 10, 2005 and due April 10, 2006, payable to Mr. Rotter (the “2005 Rotter Note”). Pursuant to the April Rotter Letter Agreement, effective April 19, 2006, we:

1.	Repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on, the 2005 Rotter Note;

2.	Issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 25,000 shares of common stock at an exercise price of $1.38 per share; and

3.
Issued a new convertible note (the “2006 Rotter Note”) payable to Mr. Rotter, in respect of the unpaid balance of $100,000 on the 2005 Rotter Note. This note was due October 19, 2006, accrued interest at 10%, and was convertible, at the option of Mr. Rotter, into the same securities issued by the Company in (and on the same terms and conditions pari passu with the investors in) any offering of its securities that results in gross proceeds to the Company of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The 2006 Rotter Note was mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to the Company of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive additional warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $1.38.

On October 25, 2006, we entered into a letter agreement (the “Rotter Letter Agreement”) with Mr. Rotter, in respect of this note. Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

1.
Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the note into shares of common stock at a conversion price of $4 per share. In accordance with the terms of the note, Mr. Rotter was entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, we agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted was $126,822. As such, Mr. Rotter accepted 31,706 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company’s obligations under the note.

2.
In accordance with the terms of the note, the Company also issued  to Mr. Rotter three-year immediately exercisable warrants to purchase 25,000 shares of common stock at an exercise price of  $1.38 per share.

On the date of conversion the closing price of our common stock was $5.04. Accordingly, we recorded a $54,111 loss on conversion of this note in the 2006 statement of operations, reflecting the 5,284 share conversion premium and the difference between the $4.00 conversion price and the $5.04 market price. Because the loss on conversion reflects the 20% conversion premium, we also reversed $20,000 of preferential conversion feature expense previously recorded in 2006 in respect of this note.

In connection with a private placement of our equity securities completed on September 18, 2006, the Company converted $62,500 of debt and $8,062 of accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell (including the assignment to Ms. Bushnell of a $39,000 note (plus $4,485 in accrued interest) held by the brother-in-law of our CEO), and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 58,802 shares of common stock and warrants to purchase 29,401 shares of common stock at $1.38 per share, and Mr. Lindquist received 50,417 shares of common stock and warrants to purchase 25,208 shares of common stock at $1.38 per share. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933. The common stock and warrants issued as part of this conversion are on the same terms as the common stock and warrants issued to the other investors. Because the Company issued securities on conversion of Ms. Bushnell’s and Mr. Lindquist’s debt that have identical terms to the securities issued to the third party investors for cash in the September 2006 private placement, the securities issued to Ms. Bushnell and Mr. Lindquist represented the market value equivalent of the debt. Therefore, there is no gain or loss recognized on conversion of debt.

During the fiscal year ended January 2, 2007, we accrued $13,861 in interest on amounts due to related parties and paid $11,162 in interest on amounts due to related parties.

NOTE 7 - NOTES PAYABLE

There were no notes payable outstanding at January 1, 2008.

During the twelve months ended January 1, 2008, we engaged in the following transactions relating to notes payable:

We repaid a loan payable to our former Vice President of Marketing issued on various dates in 2004 and 2005, 10% interest secured by certain inventory and receivables, due November 14, 2007. On May 14, 2007, we amended the terms of this note to: reduce the interest rate from 12% to 10%; extend the term from February 15, 2007 to November 14, 2007; prohibit prepayments on the note; and make the principal and accrued interest outstanding under the note convertible, at the option of the holder, into the same securities issued in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that resulted in gross proceeds of at least $3,000,000. Upon conversion, the holder was to receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

This loan was reclassified from “Due to Related Parties” to “Notes Payable” on the December 31, 2005 balance sheet following the termination of the holder’s employment. During fiscal 2007 prior to November 2007, we repaid $14,400 of this note in cash and credited $14,000 in receivables due from the holder against the principal balance of the note.  On November 12, 2007, the holder declined the conversion right triggered by our November 7, 2007 financing.  Accordingly, we repaid in cash a total of $121,595 (inclusive of accrued interest of $102,710) in full satisfaction of the remaining balance on the note.

In April 2007 and June 2007 we issued an aggregate of $1,492,500 in convertible notes in favor of 27 accredited investors with maturity dates ranging from August 12, 2007 to December 8, 2007. The notes accrued interest at 10%, were secured by our assets, and were convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that resulted in gross proceeds of at least $3,000,000. Upon conversion, the holder was to receive as a conversion incentive additional securities equal to 20% of the aggregate principal value plus accrued interest converted.

On November 7, 2007 we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion rights in the notes. On November 12, 2007, 21 holders, representing an aggregate of $1,347,500 in principal amount of notes, an aggregate of $78,483 in accrued interest and an aggregate of $285,197 of conversion incentive, elected to convert their notes, in full satisfaction of our obligations under the notes, into an aggregate of 855,590 units at $2.00 per unit (such units collectively consisting of 855,590 shares of our common stock and 855,590 warrants to purchase one share of our common stock at an exercise price of $2.40). 6 holders elected not to convert a total of $145,000 in principal amount of notes. We repaid in cash the $145,000 principal amount plus an aggregate of $8,842 in accrued interest to those non-converting holders, in full satisfaction of those notes.

According to EITF 98-5 paragraph 13, which covers the accounting for (a) a security that becomes convertible only upon the occurrence of a future event outside the control of the holder and (b) a security that is convertible from inception but contains conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized in earnings until the contingency is resolved. On November 7, 2007, we completed an offering of our securities (units, priced at $2.00 per unit, consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40 per share) that resulted in gross proceeds to us of approximately $10.4 million. This transaction triggered the conversion rights in all the above notes. Therefore, $340,285 has been recorded in 2007 as beneficial conversion feature expense on these notes payable.

During the twelve months ended January 1, 2008, we accrued $87,625 in interest on the above notes payable and paid $8,842 in cash interest on these notes payable.  The balance of the interest was converted into common stock as stated above.

Notes payable outstanding at January 2, 2007 consisted of the following:

Loan payable to the Company’s former Vice President of Marketing issued on various dates in 2004 and 2005, 12% interest secured by inventory and receivables of the Company, due February 15, 2007. The loan payable to the Company’s Vice President of Marketing was reclassified from “Due to Related Parties” to “Notes Payable” on the December 31, 2005 balance sheet following the termination of the holder’s employment with the Company. Accrued interest of $90,521 outstanding on this note as of January 2, 2007 was included under accrued expenses on the balance sheet as of January 2, 2007. During 2006, we repaid $30,000 of this note in cash. In addition, on August 1, 2006, we credited a total of $28,959 in receivables owed to the Company by the holder of the note against the principal amount of this note. On December 19, 2006, we credited an additional $5,600 in receivables owed to the Company by the holder against the principal amount of the note.
$47,285

On June 15, 2006, we entered into an amended promissory note with Elite Cabinet Corporation (“ECC”) in relation to trade payables previously owing to ECC. The principal amount of this note was $10,177.75 and the note accrued interest at 8%. We were required to pay $300 per month on this note from June 15, 2006 to January 15, 2007, at which time the entire unpaid balance plus accrued interest was due and payable. During 2006, we repaid in cash $1,658 of this note. We repaid this note in cash in full on January 12, 2007.	8,520

Total	$55,805

NOTE 8 - LONG TERM NOTES PAYABLE

There were no long term notes payable outstanding at either January 1, 2008 or January 2, 2007.

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

Principal Amount	$100,000
Less Discount	(16,667)
$83,333

On October 26, 2006, we entered into a letter agreement (the “Hines Letter Agreement”) with Dr. William Hines, the holder of this note. Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the note into shares of common stock of the Company at a conversion price of $4 per share. In accordance with the terms of the note, Dr. Hines was entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of our securities that results in gross proceeds to the Company of at least $3,000,000. While the note was not yet due, we believed it advantageous to the Company to remove the Hines note from the balance sheet, particularly because the Hines note was secured by assets of the Company. As such, we agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the Hines note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted was $133,866. As such, Dr. Hines accepted 33,467 shares of common stock of the Company in full and final satisfaction of the Company’s obligations under the note.

On the date of conversion the closing price of our common stock was $5.04. Accordingly, we recorded a $57,116 loss on conversion of this note in the fiscal 2006 statement of operations, reflecting the 5,578 share conversion premium and the difference between the $4.00 conversion price and the $5.04 market price. Because the loss on conversion reflects the 20% conversion premium, we also reversed $10,833 of preferential conversion feature expense previously recorded in 2005 and 2006 in respect of this note.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

During the twelve month period ended January 1, 2008, we issued:

77,710 shares of common stock valued at $144,386 upon the exercise of stock options. Out of these, 8,750 shares of common stock valued at $17,500 were issued to employees related to our CEO;

182,102 shares of common stock valued at $237,763 upon the exercise of warrants. Out of these, 25,000 shares of common stock valued at $34,500 were issued to our CFO and 25,000 shares of common stock valued at $34,500 were issued to a director;

an aggregate of 6,250 shares of common stock valued at $55,000 to five employees in settlement of accrued compensation. Out of these, 2,500 shares of common stock valued $22,000 were issued to employees related to our CEO. These 6,250 shares were included in shares to be issued as of January 2, 2007;

15,049 shares of common stock in exchange for consulting services valued at $106,137; and

On November 7, 2007, in a registered equity offering, 5,191,750 units at a purchase price of $2.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40, generating gross proceeds of $10,383,500. The net proceeds from this transaction were $9,484,108 after deducting placement agent fees and expenses of $894,200.  We also issued 299,700 immediately-exercisable, five-year warrants with an exercise price of $2.40 per share to the placement agents in this transaction.  Our November 7, 2007 financing triggered the conversion rights in the convertible promissory notes issued in April 2007 and June 2007. Effective November 12, 2007, holders representing an aggregate of $1,497,500 in principal amount of convertible notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive of $316,568) elected to convert (in full satisfaction of our obligations under the notes) their notes into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 949,703 units to these investors.  The fair value (as calculated using the Black-Scholes options pricing model) of the warrants issued in these transactions to the investors and placement agents of $7,200,750 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

During the twelve months ended January 1, 2008, we cancelled 46,250 shares of common stock valued at $205,350. These shares were returned to us by Redwood Consultants pursuant to a settlement we entered into with Redwood Consultants relating to a total of 100,000 shares of common stock valued at $444,000 issued to Redwood Consultants in 2005 for consulting services rendered in 2005.

During the year ended January 2, 2007, the Company:

On January 10, 2006, issued 125,003 shares of common stock valued at $150,003 to 4 investors on conversion of $125,003 principal amount of convertible notes plus $25,000 of accrued interest. These shares were part of shares to be issued as of December 31, 2005.

On March 31, 2006, issued 28,750 shares of common stock, valued at $65,550 based on the closing price of the common stock on the date of the agreement, to Ms. Alissa Bushnell, daughter of our CEO Nolan Bushnell, in payment for public relations services provided to the Company during 2005. These shares were part of shares to be issued as of December 31, 2005.

On March 31, 2006, issued 12,500 shares of common stock valued at $21,000, based on the closing price of the common stock on the date of the agreement, to the holder of a $120,000 convertible note in consideration for the holder extending the maturity date of the note from November 2005 to March 2006. These shares were part of shares to be issued as of December 31, 2005.

On June 8, 2006, issued 108,613 shares of common stock to various service providers valued at $122,076, based on the closing price of our common stock on the date of the relevant agreement. 37,500 of these shares were included in shares to be issued as of December 31, 2005.

On June 8, 2006, issued 8,333 shares of common stock valued at $10,000, based on the closing price of our common stock on the date of the agreement, to Cody Management in exchange for financial consulting services rendered.

On August 4, 2006, issued 60,396 shares of common stock to various service providers valued at $63,134, based on the closing price of our common stock on the date of the relevant agreement.

On September 20, 2006, issued 25,000 shares of common stock valued at $36,000 upon the exercise of stock options.

On March 3, 2006, sold 1,250,000 shares of common stock to 22 investors for gross proceeds of $1,500,000. The investors in the transaction also received immediately exercisable, three-year warrants to purchase an aggregate of 625,000 shares of common stock priced at $1.38 per share. Merriman Curhan Ford & Co. acted as sole placement agent for this transaction. We paid to Merriman Curhan Ford & Co, as placement agent, a commission of $75,000 (equal to 5% of the aggregate offering price) plus $5,000 in expenses. Merriman also received an additional 112,500 immediately exercisable, three-year warrants to purchase common stock at $1.38 per share as part of this fee arrangement. The fair value of the warrants of $590,524 (as calculated as of the issuance date) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.20, risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants issued to the investors of $500,444 (as calculated as of the issuance date) was recognized as an expense at March 31, 2006 with a corresponding amount booked as a short term liability. The fair value of the warrants issued to the placement agent of $90,080 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital. In accordance with EITF 00-19, at the end of each reporting period, the fair value of the warrants is recalculated, and changes to the warrant liability and related gain or loss are booked appropriately.

As of June 30, 2006, the fair value of the warrant liability relating to the 625,000 warrants issued to the investors was $338,010, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.12, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company reduced the short term warrant liability relating to these warrants as of June 30, 2006 by $162,424 to reflect the fair value as of June 30, 2006 and recognized fair value of warrant liability income (other income) of $162,434 in the statement of operations for the six months ended June 30, 2006.

As of September 30, 2006, the fair value of the warrant liability relating to the 625,000 warrants issued to the investors was $3,104,000, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $5.68, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.5 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $2,765,990 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $2,765,990 in the statement of operations for the nine months ended September 30, 2006.

On May 9, 2006 and June 12, 2006, sold a total of 27,083 shares of common stock to 2 investors for gross proceeds of $32,500. These investors also received immediately-exercisable, three-year warrants to purchase an aggregate of 13,542 shares of common stock at $1.38 per share. The fair value of the warrants of $8,920 (as calculated as of the issuance dates) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.20 for the May 9 warrants and $1.12 for the June 12 warrants, risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%. As of June 30, 2006, the fair value of these warrants was $7,674, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $1.12, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 3 years and dividend yield of 0%. The fair value of these warrants of $7,674, as calculated as of June 30, 2006, was recognized as a fair value of warrant liability expense (other expense) with a corresponding amount booked as a short term warrant liability as of June 30, 2006. The shares of common stock issued to these investors were reflected as shares to be issued on the June 30, 2006 balance sheet. We issued these shares on July 24, 2006.

As of September 30, 2006, the fair value of the warrant liability relating to the 13,542 warrants issued to the investors was $67,947, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $5.68, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $60,272 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $60,272 in the statement of operations for the nine months ended September 30, 2006.

On September 18, 2006, completed the sale of a total of 1,250,333 shares of common stock to 51 investors for cash proceeds of $1,500,400. These investors  also received immediately-exercisable, three-year warrants to purchase an aggregate of 625,167 shares of common stock priced at $1.38 per share. In addition, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of our CEO Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our Vice President of Operations, into shares of common stock and warrants on the same terms as the investors in the transaction. Ms. Bushnell received 58,802 shares of common stock and warrants to purchase 29,401 shares of common stock at $1.38 per share, and Mr. Lindquist received 50,417 shares of common stock and warrants to purchase 25,208 shares of common stock at $1.38 per share.

The fair value of the warrants of $2,630,405 (as calculated as of the date of issuance) was calculated using the Black Scholes option pricing model using the following assumptions: stock price of $4.48, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The fair value of these warrants, as calculated as of September 30, 2006, was $3,411,955, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $5.68, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The September 30, 2006 fair value of the warrants of $3,411,955 was recognized as an expense with a corresponding amount booked as a short term warrant liability. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

A provision in the Securities Purchase Agreements governing the Company’s sales of common stock and warrants on March 3, 2006, May 9, 2006, June 12, 2006 and September 18, 2006 required the Company to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants sold as promptly as possible and that, if the registration statement was not declared effective by the SEC within 180 days of the closing date of the transaction, or if the Company fails to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that the Company pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). Because the warrants are subject to registration rights with liquidated damages for failure to register, under EITF 00-19, the fair value of the warrants was accounted for as a liability and, at the end of each reporting period, the fair value of the warrants was recalculated, and changes to the warrant liability and related gain or loss were booked appropriately.

On August 25, 2006, the investors in the March 3, 2006 transaction waived this liquidated damages provision for an additional three-month period, as it related to the registration statement becoming effective by September 3, 2006. On December 3, 2006, the investors in each of the 2006 transactions agreed, without additional consideration, to permanently waive their right to registration of the warrants and shares of common stock underlying the warrants issued in these transactions as well as their right to liquidated damages for our failure to register the shares issued or issuable in these transactions. As a result, the warrant liability of $6,583,902 as of September 30, 2006 was reclassified to equity as of December 3, 2006.

On October 25, 2006, issued 24,896 shares of common stock to various service providers valued at $38,776, based on the closing price of our common stock on the date of the relevant agreement.

On October 25, 2006, issued 834 shares of common stock valued at $2,000, based on the closing price of the common stock on the date of the agreement, to Richard Strong in exchange for engineering consulting service rendered.

On October 25, 2006, issued 25,000 shares of common stock valued at $27,000, based on the closing price of our common stock on the date of the agreement, to S. Raymond Hibarger, its former Vice President of Marketing, in final settlement of all compensation due to Mr. Hibarger.

On October 25, 2006, issued 2,697 shares valued at $10,007 to 2 accredited individual investors relating to our merger with uWink California in 2003 and our capital raising transactions in 2004. These shares were included as shares to be issued on the December 31, 2005 balance sheet and had remained unissued for ministerial reasons.

On October 25, 2006, entered into a letter agreement (the “Rotter Letter Agreement”) with Mr. Bradley Rotter, a member of its board of directors, in respect of the $100,000 Convertible Promissory Note, dated April 19, 2006 and due October 19, 2006, from the Company to Mr. Rotter (the “Rotter Note”). Pursuant to the Rotter Letter Agreement, effective October 25, 2006:

1.
Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under the Rotter Note into shares of common stock at a conversion price of $4 per share. In accordance with the terms of the Rotter Note, Mr. Rotter was entitled to receive an additional 20% of such amount in shares of common stock upon conversion into any offering of least $3,000,000. The note was due on October 19, 2006. Rather than repay the note in cash, the Company agreed with Mr. Rotter that he would be entitled to receive this additional 20% upon the conversion of the Rotter Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted was $126,822. As such, Mr. Rotter accepted 31,706 shares of common stock of the Company, together with the warrants set forth below, in full and final satisfaction of the Company’s obligations under the Rotter Note.

2.
In accordance with the terms of the Rotter Note, the Company also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 25,000 shares of common stock at an exercise price of $1.38 per share.

On October 26, 2006, entered into a letter agreement (the “Hines Letter Agreement”) with Dr. William Hines in respect of the $100,000 Convertible Promissory Note, dated September 8, 2005 and due September 8, 2007, from the Company to Dr. Hines (the “Hines Note”). Pursuant to the Hines Letter Agreement, effective October 26, 2006:

Dr. Hines agreed to convert the $100,000 principal amount and $11,555 in accrued interest outstanding under the Hines Note into shares of common stock of the Company at a conversion price of $4 per share. In accordance with the terms of the Hines Note, Dr. Hines was entitled to receive an additional 20% of such amount in shares of common upon conversion into any offering of Company securities that results in gross proceeds to the Company of at least $3,000,000. While the Hines Note was not yet due, the Company believed it advantageous to remove the Hines Note from the balance sheet, particularly because the Hines Note was secured by assets of the Company. As such, the Company agreed with Dr. Hines that he would be entitled to receive this additional 20% upon the conversion of the Hines Note into shares of common stock even though the conversion was not in connection with any such offering. As a result, the total amount to be converted was $133,866. As such, Dr. Hines accepted 33,467 shares of common stock of the Company in full and final satisfaction of the Company’s obligations under the Hines Note.

On November 18, 2006, issued 21,475 shares of common stock to various service providers valued at $119,705, based on the closing price of our common stock on the date of the relevant agreement.

On December 6, 2006, issued 33,334 shares of common stock valued at $200,001 on the exercise of warrants at an exercise price of $6.00 per share.

On December 6, 2006 issued 7,500 shares of common stock valued at $9,000 on the exercise of employee stock options at an exercise price of $1.20 per share.

On December 31, 2006, issued 2,347 shares of common stock to various service providers valued at $18,048.

In November 2006, pursuant to a settlement entered into with Burt Martin Arnold, cancelled 12,500 shares of common stock originally issued to Burt Martin Arnold on April 11, 2005 and valued at $46,500.

Shares to be Issued

At January 1, 2008, shares to be issued consisted of:

4,159 shares valued at $10,142 that remained unissued in connection with our capital raising transactions in 2004. These shares remain unissued for ministerial reasons.

During the twelve months ended January 1, 2008, we reclassified 13,636 shares of common stock valued at $120,000 (which were included in shares to be issued as of January 2, 2007) to accrued compensation. Out of these, 8,523 shares valued at $75,000 were to be issued to employees related to our CEO.

At January 2, 2007, shares to be issued consisted of:

19,887 shares valued at $175,000 to be issued in settlement of accrued employee compensation as of January 2, 2007;

25,000 shares valued at $34,500 to be issued upon exercise of warrants at an exercise price of $1.38 per share; and

4,159 shares valued at $10,142 remaining unissued in connection with the Company’s capital raising transactions in 2004. These shares remained unissued at January 2, 2007 for ministerial reasons.

NOTE 10 - STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

We adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, we recognized $1,372,549 in share-based compensation expense for the twelve months ended January 1, 2008. The impact of this share-based compensation expense on our basic and diluted earnings per share was $0.19 per share. The fair value of our stock options was estimated using the Black-Scholes options pricing model.

We assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the “2000 Plan”) pursuant to our acquisition of uWink California. The 2000 Plan provides for the issuance of up to 170,305 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California and to the four-for-one reverse stock split effective July 26, 2007) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of January 1, 2008 there are 4,200 shares available for issuance under this plan.

In 2004, our Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 300,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards  to our employees, officers, directors and consultants. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of January 1, 2008, there are 5,000 shares available for issuance under this plan.

In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of up to 500,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of January 1, 2008, there are 63,496 shares available for issuance under this plan.

On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan, as subsequently amended on November 14, 2006, provides for the issuance of up to 625,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of January 1, 2008, there are 25,995 shares available for issuance under this plan.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of up to 250,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of January 1, 2008, there are 250,000 shares available for issuance under the 2007 Plan.

Awards granted under both the 2006 Plan and the 2007 Plan vest as determined by the Board of Directors, provided that:

●
no option granted under the 2006 Plan or the 2007 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of stock of the Company will be exercisable after five years from the date of grant; and

●
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

On December 10, 2007, we issued 5,000 options to an employee at an exercise price of $1.90 per share.

On December 17, 2007, we issued 3,000 options to an employee at an exercise price of $1.70 per share.

On February 10, 2006, we issued 100,000 stock options to an employee, at an exercise price of $1.20 per share.

On May 12, 2006, we issued 125,000 stock options to our CEO, Nolan Bushnell, at an exercise price of $1.32 per share.

On July 5, 2006, we issued 31,250 stock options to an employee at an exercise price of $1.12 per share.

On August 4, 2006, we issued 25,000 stock options to an employee at an exercise price of $1.04 per share.

On August 10, 2006, we issued 37,500 stock options to an employee at an exercise price of $1.12 per share.

On August 24, 2006, we issued a total of 25,000 stock options to three employees at an exercise price of $2.20 per share.

On September 1, 2006, we issued 17,500 stock options to an employee at an exercise price of $2.40 per share.

On October 10, 2006, we issued 6,250 stock options to an employee at an exercise price of $6.08 per share.

On October 30, 2006, we issued 50,000 stock options to an employee at an exercise price of $5.20 per share.

On November 8, 2006, we issued 6,250 stock options to an employee at an exercise price of $6.00 per share.

On November 30, 2006, we issued a total of 150,000 stock options to 2 employees at an exercise price of $7.80 per share.

On December 27, 2006, we issued a total of 42,500 stock options to 2 employees at an exercise price of $8.80 per share.

All these options listed above vest in 36 equal monthly installments with the initial one-sixth vesting after 6 months.

On September 22, 2006, we issued 100,000 stock options to an employee at an exercise price of $4.68 per share. 12,500 of these options vest in a lump sum after 3 months. The remaining 87,500 options will vest over a thirty-six month period, with the initial one-sixth vesting after six months.

Following is a summary of the stock option activity for the year ended January 1, 2008:

		Weighted
		Average
	Options	Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Outstanding, January 2, 2007	1,174,933	$3.76	$6,461,691
Granted	95,750	$5.30
Forfeited	180,325	$4.60
Exercised	77,710	$1.86
Outstanding, January 1, 2008	1,012,648	$3.91	$38,314
Exercisable, January 1, 2008	587,811	$3.82	$17,747

Following is a summary of the status of options outstanding at January 1, 2008:

Exercise	Options	Average Remaining
Price	Outstanding	Contractual Life	Exercisable

$1.00 - $1.99	479,643	7.96	311,025
$2.00 - $2.99	119,375	8.00	80,098
$4.00 - $4.99	99,750	8.83	31,225
$5.00 - $5.99	27,584	8.70	11,931
$6.00 - $6.99	53,750	9.19	14,652
$7.00 - $7.99	102,500	8.93	36,973
$8.00 - $8.99	42,500	8.99	14,361
$9.00 - $9.99	45,254	6.18	45,254
$10.00 - $10.99	37,500	6.54	37,500
$12.00 - $12.99	4,792	1.97	4,792
	1,012,648	8.12	587,811

For options granted during the twelve months ended January 1, 2008, the weighted-average fair value of such options was $5.30.

During the twelve months ended January 1, 2008, we received $144,496 from the exercise of 77,710 stock options at a weighted-average exercise price of $1.86 per share.

The total weighted-average remaining contractual term of the options outstanding at January 1, 2008 is 8.12 years.

The total weighted-average remaining contractual term of the options exercisable at January 1, 2008 is 7.74 years.

We recognized expense of $1,159,765 for the fair value of the options vested during the twelve months ended January 1, 2008.

The total compensation expense not yet recognized relating to unvested options at January 1, 2008 is $1,613,942 and the weighted-average period over which this expense will be recognized is 1.64 years.

The assumptions used in calculating the fair value of options granted during the period, using the Black-Scholes options pricing model are as follows:

Risk-free interest rate	4.29%
Expected life of the options	10.00 years
Expected volatility	64%-125%
Expected dividend yield	0

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. Our restricted stock awards generally vest in 24 or 36 equal monthly installments, as noted below. The fair value of our restricted stock awards is estimated using the Black-Scholes options pricing model.

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

On January 3, 2008, we granted 25,000 shares of restricted stock, vesting in 24 equal month installments, with a fair value of $33,250 to Mr. Bradley Rotter, as compensation for serving as the chairman of the audit committee of our board of directors.  Also on January 3, 2008, we granted 50,000 shares of restricted stock to an employee that vest in 36 equal monthly installments, with a fair value of $66,500.

Following is a summary of the restricted stock award activity for the twelve months ended January 1, 2008.

		Weighted-
		Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic value

Non-vested balance January 2, 2007	--	--	$--
Granted	137,500	$5.02
Vested	42,882	$4.96
Forfeited	--	--
Non-vested balance January 1, 2008	94,618	$5.05	$132,465

For awards granted during the twelve months ended January 1, 2008, the weighted-average fair value of such awards was $5.02.

The total weighted-average remaining contractual term of the awards outstanding at January 1, 2008 is 1.78 years.

We recognized expense of $212,784 for the fair value of the awards vested during the twelve months ended January 1, 2008.

The total compensation expense not yet recognized relating to unvested awards at January 1, 2008 is $477,215 and the weighted average period over which this expense will be recognized is 1.78 years.

The assumptions used in calculating the fair value of awards granted during the period, using the Black-Scholes options pricing model are as follows:

Risk-free interest rate	4.29%
Expected life of the award	2-3 years
Expected volatility	122.9%-125%
Expected dividend yield	0

Warrants

Following is a summary of the warrant activity for the twelve months ended January 1, 2008.

		Weighted-
		Average
		Exercise	Aggregate
	Warrants	Price	Intrinsic Value

Balance January 2, 2007	1,962,889	$4.08	$11,840,814
Granted	6,441,153	$2.40
Exercised	162,708	$1.38
Cancelled	58,748	$9.47
Balance January 1, 2008	8,182,586	$2.77	$25,862

During the twelve months ended January 1, 2008, we issued a total of 6,441,153 immediately-exercisable, five-year warrants with an exercise price of $2.40 per share and an aggregate fair value of $7,200,750, as detailed below.  The fair value of the warrants was calculated, as of the date of issuance, using the Black-Scholes options pricing model using the following assumptions: stock price of $1.95 for the November 7 warrants and $1.88 for the November 12 warrants, risk free rate of return of 4.29%, volatility of 71.6%, expected life of 5 years and dividend yield of 0%.

On November 7, 2007, in a registered equity offering, we issued 5,191,750 units at a purchase price of $2.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40, generating gross proceeds of $10,383,500.  We also issued 299,700 immediately-exercisable, five-year warrants with an exercise price of $2.40 per share to the placement agents in this transaction.  Our November 7, 2007 financing triggered the conversion rights in the convertible promissory notes issued in April 2007 and June 2007. Effective November 12, 2007, holders representing an aggregate of $1,497,500 in principal amount of convertible notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive of $316,568) elected to convert (in full satisfaction of our obligations under the notes) their notes into the same units issued in the November 7, 2007 financing (each unit consisting of one share of common stock and a warrant to purchase one share of our common stock at an exercise price of $2.40) at a purchase price of $2.00 per unit. Accordingly, we issued an aggregate 949,703 units to these investors.  The fair value (as calculated using the Black-Scholes options pricing model) of the warrants issued in these transactions to the investors and placement agents of $7,200,750 was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

During the twelve months ended January 1, 2008, we recognized no expense relating to warrants.

Following is a summary of the status of warrants outstanding at January 1, 2008:

Outstanding Warrants

		Average
Exercise		Remaining
Price	Number	Contractual Life	Exercisable

$1.38	1,293,110	1.42	1,293,110
$2.40	6,441,153	4.86	6,441,153
$6.00	100,031	2.37	100,031
$6.32	5,545	0.03	5,545
$7.00	21,250	1.75	21,250
$8.00	61,250	1.30	61,250
$14.00	222,747	2.75	222,747
$20.00	12,500	1.25	12,500
$28.00	12,500	1.25	12,500
$36.00	12,500	1.25	12,500
	8,182,586		8,182,586

During the year ended January 2, 2007, we issued:

on March 3, 2006, 625,000 immediately-exercisable, three-year warrants at an exercise price of $1.38 to 22 investors and 112,500 immediately-exercisable, three-year warrants at an exercise price of $1.38 to a placement agent. The fair value of the warrants of $590,524 was calculated, as of the date of issuance, using the Black-Scholes options pricing model using the following assumptions: stock price of $1.20, risk free rate of return of 7.5%, volatility of 109%, expected life of 3 years and dividend yield of 0%;

on May 9, 2006 and June 12, 2006, 13,542 immediately-exercisable, three-year warrants to 2 investors at an exercise price of $1.38. The fair value of the warrants of $8,920 was calculated, as of the date of issuance, using the Black Scholes option pricing model using the following assumptions: stock price of $1.20 for the May 9 warrants and $1.12 for the June 12 warrants, risk free rate of return of 7.5%, volatility of 86%, expected life of three years and dividend yield of 0%; and

on September 18, 2006, 679,776 immediately-exercisable, three-year warrants to 51 investors at an exercise price of $1.38. The fair value of the warrants of $2,630,405 was calculated, as of the date of issuance, using the Black Scholes option pricing model using the following assumptions: stock price of $4.48, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%.

A provision in the Securities Purchase Agreements governing these transactions required us to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock and shares of common stock underlying the warrants purchased by the investors as promptly as possible and that, if the registration statement was not declared effective by the SEC within 180 days of the closing date of the transaction, or if we failed to keep the registration statement continuously effective until all the shares (and shares underlying warrants) are either sold or can be sold without restriction under Rule 144(k), that we pay the investors monthly liquidated damages equal to 1.5% of their investment until the registration statement is declared and kept effective or all the shares have been sold or can be sold without restriction under Rule 144(k) (in the case of a failure to keep the registration statement continuously effective). The warrants issued to the placement agent are not subject to this registration rights/liquidated damages for failure to register provision.

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

In accordance with EITF 00-19, the $500,444 fair value of the 625,000 warrants issued to the investors in the March 3, 2006 transaction was recognized as an expense in the March 31, 2006 statement of operations with a corresponding amount booked as short term warrant liability on the March 31, 2006 balance sheet. As of June 30, 2006, the fair value of the warrant liability relating to the 625,000 warrants issued to the investors was $338,010, as calculated using the Black-Scholes options pricing model using the following assumptions: stock price of $1.12, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company reduced the short term warrant liability relating to these warrants as of June 30, 2006 by $162,424 to reflect the fair value at June 30, 2006 and recognized fair value of warrant liability income (other income) of $162,434 in the statement of operations for the six months ended June 30, 2006. As of September 30, 2006, the fair value of the warrant liability relating to the 625,000 warrants issued to the investors in the March 3, 2006 transaction was $3,104,000, as calculated using the Black Scholes option pricing model using the  following assumptions: stock price of $5.68, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.5 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $2,765,990 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $2,765,990 in the statement of operations for the nine months ended September 30, 2006. Because the warrants issued to the placement agent in the March 3, 2006 transaction are not subject to registration rights/liquidated damages for failure to register, the issuance date fair value of the 112,500 warrants issued to the placement agent of $90,080 (along with the placement agent’s commission and expenses) was accounted for as a cost of raising equity with a corresponding amount debited to additional paid-in capital.

As of June 30, 2006, the fair value of the 13,542 warrants issued in May and June 2006 was $7,674, as calculated using the Black-Scholes options pricing model using the following assumptions: stock price of $1.12, risk free rate of return of 7.5%, volatility of 78.43%, expected life of 3 years and dividend yield of 0%. The fair value of these warrants of $7,674, as calculated as of June 30, 2006, was recognized as fair value of warrant liability expense (other expense) in the statement of operations for the six month ended June 30, 2006, with a corresponding amount booked as a short term warrant liability as of June 30, 2006. As of September 30, 2006, the fair value of the warrant liability relating to the 13,542 warrants issued to the investors was $67,947, as calculated using the Black Scholes option pricing model using the following assumptions: stock price of $5.68, risk free rate of return of 7.5%, volatility of 123%, expected life of 2.75 years and dividend yield of 0%. In accordance with EITF 00-19, the Company increased the short term warrant liability relating to these warrants as of September 30, 2006 by $60,272 to reflect the fair value as of September 30, 2006 and recognized fair value of warrant liability expense (other expense) of $60,272 in the statement of operations for the nine months ended September 30, 2006.

The fair value of the 679,776 warrants issued in the September 18, 2006 transaction, as calculated as of September 30, 2006, was $3,411,955, as calculated using the Black-Scholes options pricing model using the following assumptions: stock price of $5.68, risk free rate of return of 3.93%, volatility of 123%; expected life of 3 years and dividend yield of 0%. The September 30, 2006 fair value of these warrants of $3,411,955 was recognized as fair value of warrant liability expense (other expense) with a corresponding amount booked as a short term warrant liability as of September 30, 2006.

As discussed above, the cumulative warrant liability of $6,583,902 at September 30, 2006 was reclassified to equity as of December 3, 2006.

On April 19, 2006, the Company issued 25,000 immediately-exercisable, three-year warrants to Mr. Bradley Rotter, a director of the Company, at an exercise price of $1.38 in connection with the partial repayment and partial extension of a $200,000 convertible note. The fair value of the warrants of $16,828 was calculated using the Black-Scholes options pricing model using the following assumptions: stock price $1.20, risk free rate of return of 7.5%, volatility of 86%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

On October 26, 2006, the Company issued an additional 25,000 immediately-exercisable, three-year warrants at an exercise price of $1.38 to Mr. Rotter in connection with the conversion into common stock of a $100,000 note issued to Mr. Rotter on April 19, 2006. The fair value of the warrants of $116,122 was calculated using the Black-Scholes options pricing model using the following assumptions: stock price $5.32, risk free rate of return of 3.93%, volatility of 119.24%, expected life of 3 years and dividend yield of 0%. The fair value of the warrants was accounted for as interest expense with a corresponding amount debited to additional paid-in capital.

The Company recognized interest expense for the year ended January 2, 2007 of $132,950 in respect of the 50,000 warrants issued to Bradley Rotter discussed above. In addition, the Company recognized $6,583,902 of expense in the statement of operations relating to the financing warrants issued during the period. Of this $6,583,902 expense, $3,139,769 reflects expense related to the issuance date fair value of the warrants and $3,444,133 reflects net expense related to the change in the fair value of the warrants.

NOTE 11 - SEGMENTS

In 2007, we operated in one industry segment.

In 2006, we had two reportable segments consisting of (1) Restaurant operations and (2) Products, representing the sale of SNAP! and Bear Shop machines and the licensing of SNAP! and Bear Shop intellectual property. The Company had no restaurant operations prior to 2006. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit (loss) before income taxes. Selling, general and administrative expenses taken into account in determining operating profit (loss) before income taxes consist primarily of professional fees, corporate and restaurant rent expense, salary and engineering consulting expense, restaurant pre-opening and operating expenses, employee stock option expense, inventory reserve expense and other expenses. Unallocated operating loss before income taxes reflects the sum of fair value of warrant liability expense, loss on conversion of debt expense, interest expense, beneficial conversion feature expense, and gain on settlement of debt and other income.

The following is information for the Company’s reportable segments for the year ended January 2, 2007:

	RESTAURANT	PRODUCTS
(IN THOUSANDS)	SEGMENT	SEGMENT	OTHER	TOTAL

Revenue	$290	$160	$--	$450

Gross margin	190	11	--	201

(Loss) from operations before tax	(3,179)	(311)	(6,871)	(10,361)

Identifiable assets	1,044	59	--	1,103
Depreciation and amortization	60	2	--	62

Capital expenditures	1,003	--	--	1,003

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of January 1, 2008 are as follows:

Deferred tax assets:

Federal net operating loss	$8,050,014
State net operating loss	2,259,211

Total deferred tax assets	10,309,225
Less valuation allowance	(10,309,225)
$--

At January 1, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $25,935,722 and $25,556,687, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2019 through 2023. State NOLs, if unused, could expire in varying amounts from 2008 through 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of January 2, 2007 are as follows:

Deferred tax assets:

Federal net operating loss	$6,962,511
State net operating loss	1,949,041

Total deferred tax assets	8,911,552
Less valuation allowance	(8,911,552)
$--

At January 2, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $22,427,014 and $22,047,979, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2018 through 2022. State NOLs, if unused, could expire in varying amounts from 2007 through 2010.

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal years ended January 1, 2008 and January 2, 2007 is as follows:

	2007	2006
Federal income tax rate	(34%)	(34%)
State tax, net of federal benefit	(6%)	(6%)
Increase in valuation allowance	40%	40%
Effective income tax rate	0.0%	0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control rules under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOLs may expire before they can be utilized.

The components of the income tax provision for the years ended January 1, 2008 and January 2, 2007, were as follows:

	January 1, 2008	January 2, 2007
Current	$--	$--
Deferred	$(1,397,673)	$(1,140,715)
	$(1,397,673)	$(1,140,715)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Other Litigation

In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. As of January 1, 2008 and January 2, 2007, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

Bauer Industrial Group, Inc. and Thomas Bannister v. uWink, Inc., Case No. 07- C-1001, was filed against us on November 13, 2007 in the federal district court for the Eastern District of Wisconsin. Plaintiffs allege that we refused to pay compensation for services rendered, which we deny. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment, intentional misrepresentation, strict responsibility misrepresentation, negligent misrepresentation, and fraudulent representation, and seeks compensatory damages of not less than $500,000, punitive damages, treble damages under a Wisconsin statute, and costs of suit.  We have answered the complaint by denying any wrongdoing and asserting a number of affirmative defenses, including plaintiffs’ breach of contract, which we believe negates plaintiffs’ right to any compensation under the agreements. We have also moved to dismiss the complaint for lack of personal jurisdiction and improper venue or, alternatively, to change venue to the Central District Court in California.

Leases

Effective May 31, 2006, we terminated the lease agreement at our former corporate offices at 12536 Beatrice Street, Los Angeles, California 90066. In consideration for the early termination of the lease, we agreed to allow the landlord to retain $20,000 of the security deposit held by the landlord under the lease.

Effective June 1, 2006, we entered into a lease agreement relating to our new corporate offices at 16106 Hart Street, Van Nuys, California 91406. This property consists of approximately 2,200 square feet of office and warehouse space at the base rental rate of $2,300 per month. Effective January 22, 2008, we entered into a lease agreement relating to an additional 1,650 square feet of office and warehouse space contiguous to our corporate offices at 16106 Hart Street, Van Nuys, California 91406 at a base rental rate of $2,442 per month.

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

On June 4, 2007, we entered into a lease agreement relating to our planned uWink restaurant location at the Promenade at Howard Hughes Center located at 6081 Center Drive, Los Angeles, California 90045. On December 4, 2007, we terminated this definitive lease agreement as a result of certain permitting delays relating to the Center’s conditional use permit that prevented the opening of the restaurant within the timelines provided for in the definitive lease agreement. We incurred no termination penalties.

On October 25, 2007, we entered into a definitive agreement and sublease to acquire the leasehold interest of a formerly operating restaurant located at 401 Castro Street, Mountain View, CA 94041.  This location consists of 6,715 square feet. The annual rent payment under the lease is $228,000, subject to annual adjustment based on increases in the consumer price index capped at 5%.  We are also obligated pay our pro-rata share of the property’s operating expenses.  The lease expires on November 30, 2022.  Our obligation to make operating expense payments under this lease commenced on February 1, 2008 and our obligation to make base rent payments is expected to commence on May 1, 2008.

On December 17, 2007, we entered into a definitive lease agreement with CIM/H&H Retail, L.P. to open a new restaurant location in the Hollywood & Highland Center located at 6801 Hollywood Boulevard, Hollywood, California 90028.  This location consists of 7,314 square feet. The minimum annual rent payment under the lease is $182,850, subject to annual 3% increases.  The lease expires on July 31, 2018.  If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 8% of gross sales in excess of $5,000,000, with this threshold being subject to 3% annual increases.  We are also obligated pay our pro-rata share of the property’s operating expenses.  We expect that our obligation to pay rent under this lease will commence in May 2008.

Total rent expense for the year ended January 1, 2008 was $332,706. Total rent expense for the year ended January 2, 2007 was $177,028.

Licensing Agreements

Effective September 15, 2006, we entered into a license agreement with SNAP Leisure LLC, a company owned and operated by our former Vice President of Marketing. Pursuant to this agreement, we licensed our SNAP! Intellectual property, including the games featured on SNAP! in the form they currently run on SNAP! (we have made significant enhancements to our games for display in our restaurant and SNAP Leisure LLC has no right to those enhancements or any future enhancements or new games we develop), to SNAP Leisure LLC for use in the “pay to play” amusements market worldwide (the “pay to play” amusements market is generally considered to be the coin operated video game machine market). The agreement provides that we are to receive royalties calculated per SNAP! Machine sold ($200 royalty per machine for the first 300 machines sold; $80 per machine royalty for the next 700 machines sold; and $50 per machine royalty for any additional machines sold thereafter). We have no obligation to provide any support or software maintenance, upgrades or enhancements under this agreement.

On January 26, 2007, we entered into an Inventory Purchase Agreement, a License Agreement and a Non-Competition Agreement with Interactive Vending Corporation (“IVC”). Pursuant to these agreements, we agreed to sell our remaining Bear Shop machine inventory (at $2,000 per complete machine, payable in 2 installments) and accessories inventory (at our cost) to IVC. In addition, we granted IVC an exclusive, worldwide license to our Bear Shop intellectual property (excluding any intellectual property relating to the name “uWink” or any derivation  thereof), including US Patent # 6,957,125,(except that we retain the right of use in the restaurant industry subject to the limitations in the Non-Competition Agreement) in exchange for royalties based on the revenue generated by IVC from the licensed intellectual property, ranging from 5% of revenue in the first year of the agreement to 3% of revenue in years seven, eight, nine and ten of the agreement. We have no obligation to provide any support or software maintenance, upgrades or enhancements under these agreements. We also entered into a Non-Competition Agreement with IVC, pursuant to which we agreed not to engage in the business of interactive vending, other than in the restaurant industry to the extent the interactive vending is integrated into the operations of the restaurant, for as long as IVC is obligated to make royalty payments under the License Agreement.

NOTE 14 - SUBSEQUENT EVENTS

None.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of uWink, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). uWink’s internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and participation of the Company’s Chairman and Chief Executive Officer and the Chief Operating Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2008, based on the criteria outlined in the COSO framework.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(b) Limitations on Controls

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

There has not been any change in our internal control over financing reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended January 1, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, SIGNIFICANT EMPLOYEES AND DIRECTORS

Set forth below is certain information as of March 30, 2008 concerning each of our directors and executive officers and certain significant employees. Each of the individuals listed below as a director shall serve as a director until the next annual meeting of our stockholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Name	Age	Position or Capacity
Nolan K. Bushnell	65	Chief Executive Officer and Chairman of the Board of Directors
Peter F. Wilkniss	42	President, Chief Operating Officer, Chief Financial Officer and Secretary
John S. Kaufman	46	Chief Restaurant and Development Officer
Brent N. Bushnell	29	Chief Technology Officer
Jon P. Boucher	31	Vice President, Restaurant Operations and Franchising
Elizabeth J. Heller	50	Director
Kevin W. McLeod	52	Director
Bradley N. Rotter	52	Director

Nolan K. Bushnell has been the Chairman of our Board of Directors, and Chief Executive Officer since December 4, 2003 following our acquisition of uWink California. Mr. Bushnell founded uWink California and has acted as its Chairman, Chief Executive Officer and President since 1999. Mr. Bushnell is best known as the founder of Atari Corporation and Chuck E. Cheese Pizza Time Theater. In 1980, Mr. Bushnell founded Catalyst Technologies, an incubator which spawned more than 20 companies, including Etak, ACTV, Androbot, Axlon, Magnum Microwave, Irata and ByVideo. Mr. Bushnell holds several patents on some of the basic technologies for many of the early video games developed and is also the inventor or co-inventor of numerous patents in various other fields and industries. Mr. Bushnell received his B.S. in Electrical Engineering from the University of Utah, where he is a “Distinguished Fellow”, and later attended Stanford University Graduate School. Mr. Bushnell is also currently a director of Wave Systems Corp and is chairman of the board of NeoEdge Networks.

Peter F. Wilkniss became our Chief Financial Officer and Secretary on August 29, 2005 and was named our President and Chief Operating Officer in February 2008. Mr. Wilkniss has over 14 years experience in operational and financial leadership in entrepreneurial technology-driven arenas. His areas of expertise include corporate finance and financial reporting, M&A, business development and strategic planning. From June 2004 to April 2005, Mr. Wilkniss was Chief Operating Officer of Juriscape, Inc., an early stage ecommerce company. From January 2003 to May 2004, Mr. Wilkniss was a private investor and business consultant. From 2000 to 2002, Mr. Wilkniss was Managing Director and CFO of the Helfant Group, Inc. (now Jefferies Execution Services, Inc.) subsidiary of Jefferies Group, Inc. (NYSE: JEF). From 1998 to 2000, Mr. Wilkniss was a corporate attorney at Wachtell, Lipton, Rosen & Katz. Mr. Wilkniss holds an MBA from Columbia Business School and a JD from Columbia Law School (with highest honors). He received his BA from the University of Virginia.

John S. Kaufman became employed by us as our Director of Restaurant Operations on September 22, 2006 and was promoted to Chief Restaurant and Development Officer in May 2007. Prior to joining our company as an officer, Mr. Kaufman acted as our Director of Restaurant Operations on a consulting basis. Mr. Kaufman has over 20 years of restaurant experience, specializing in operations. For the past four years, Mr. Kaufman has been principal of JSK Management, LLC, a restaurant operations and strategic planning consultancy. From 1999 to 2002, Mr. Kaufman was principal of Concepts Etc., Inc., a restaurant management and consultancy specializing in joint ventures, franchise and operating contracts with new and existing restaurants. From 1996 to 1998, Mr. Kaufman was President and Chief Operating Officer of Koo Koo Roo, Inc., where he was responsible for reversing company losses into gains, opening 34 new locations in multiple states, and assisted in a merger with Family Restaurants. From 1995 to 1996, Mr. Kaufman was Chief Operating Officer of Rosti, where he helped develop the prototype restaurant concept, participated in raising $5,000,000 for expansion, and managed the opening of three new restaurants in the Los Angeles market. In 1986, Mr. Kaufman joined California Pizza Kitchen, where he stayed until 1994, as he helped build the company from a single location to more than 68 locations. At California Pizza Kitchen, Mr. Kaufman eventually supervised more than 3,000 employees including 250 managers and 12 area supervisors and two regional vice-presidents of operations.

Brent N. Bushnell became employed by us in November 2006 after having been a consultant to our company from March 2006 to November 2006.  Mr. Bushnell was formally named our Chief Technology Officer in January 2008.  Mr. Bushnell has 12 years of software engineering and systems experience.  Mr. Bushnell has extensive knowledge of web applications authoring, scaling and maintenance. Mr. Bushnell also has Internet infrastructure and networking experience, as well as hardware systems design, testing and assembly capabilities.  Prior to joining our company he held the Chief Technology Officer position with Interlincx, an Internet applications and marketing company from 2004 to 2006.  From 2002 to 2004, Mr. Bushnell was founder and Chief Executive Officer of Izolo, a technology service provider with products ranging from web applications to web/DNS/email services.  Mr. Bushnell has attended University of Colorado, Boulder and University of California, Los Angeles.  Mr. Bushnell is the son of our Chairman and Chief Executive Officer, Nolan Bushnell.

Jon P. Boucher became employed by us as a Vice President in February 2008. Mr. Boucher comes to us with over 10 years of operations and franchise experience. Prior to joining our company he held the Vice President of Operations position with the $35 million (revenue) Landmark Restaurant Group, an IHOP franchisee, from 2006-2008. With LRG, Mr. Boucher lead a team of two Regional Directors, one Director of Training, one District Manager, one Director of Facilities and over 1,000 employees.  While at LRG, Mr. Boucher opened 11 restaurants in 17 months while maintaining the highest level of operating status at all 17 locations.  Prior to that, from 2003 to 2006, Mr. Boucher served as the Vice President of Operations for the $60 million (revenue) Huntington Restaurant Group, one of 14 Chili’s franchisees in the United States and, at one time, the largest Denny’s franchisee in the world.  During this period, Mr. Boucher managed various groups of restaurants from Oregon to Florida and was actively involved in the management of Huntington’s franchising affiliate, which was the franchisor for a number of concepts, including Central Park Hamburgers and Gators Dockside Restaurant.

Elizabeth J. Heller has been a director since April 2007 and serves on our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee. Ms. Heller is the founder of and has served as CEO of Buzztone, Inc., a marketing company that combines online and offline word-of-mouth marketing techniques, since 1999. Prior to founding Buzztone, Ms. Heller served as Executive Vice President of Capitol Records from 1994 to 1999, where she developed such award winning websites as Hollywoodandvine.com and Bluenote.com, and oversaw Capitol’s soundtrack department, executive producing several hit records. Ms. Heller has also served as VP of Artist Development for MCA Records after starting her career at Epic Records. Ms. Heller currently resides in Los Angeles. She received her B.A. from University of California, Los Angeles.

Kevin W. McLeod has been a director since March 2004 and serves on our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee. Since 1998, Mr. McLeod has been the Managing Director of Aircool Engineering, Ltd. of Somerset England. Aircool Engineering is one of the United Kingdom’s largest mechanical and electrical contractors. Mr. McLeod is a native of New Zealand currently residing in London.

Bradley N. Rotter has been a director since November 11, 2005 and serves as the chair of our Audit Committee, and as a member of our Compensation Committee and our Nominating and Corporate Governance Committee. From 1988 to the present Mr. Rotter has served as Managing Member of the Echelon Group, a private specialty finance company. From 2003 to 2004 Mr. Rotter was Chief Executive Officer of MR3 Systems, Inc. (OTCBB: MRMR), an SEC reporting company. From 1985 to 2004, Mr. Rotter served as President of Presage Corporation, a private investment company. From 1993 to 2003, Mr. Rotter was Chairman of Point West Capital Corporation (OTCBB: PWCC). From 1999 to 2001, Mr. Rotter served on the board of directors of Homeseekers.com Inc., at the time an SEC reporting company and now called Realigent, a private company. Mr. Rotter currently serves on the boards of directors of Sequella, Inc., AirPatrol Corporation and Authentisure, all private companies. Mr. Rotter attended the United States Military Academy at West Point and holds an MBA from the University of Chicago.

Board Committees

Our Board of Directors has established three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Bradley Rotter is the chair of our Audit Committee, with Kevin McLeod and Elizabeth Heller serving as the additional members. Bradley Rotter, Kevin McLeod and Elizabeth Heller serve as the members of our Compensation Committee and Nominating and Corporate Governance Committee. The Board has adopted written charters for each of the Board committees.

Audit Committee.  Our Audit Committee consists of three directors, each of whom meet the independence standards set forth in SEC regulations. Pursuant to the terms of the Audit Committee charter, adopted by our Board on July 20, 2007, our Audit Committee is required to consist of at least three “independent” directors, as defined by the rules and regulations promulgated by the SEC, and each of whom are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The primary duties and responsibilities of the Audit Committee consist of, among other things:

●	overseeing the integrity of our financial statements and systems of internal controls regarding finance, accounting, and legal compliance;

●
exercising primary responsibility for the appointment, compensation, and retention of our independent auditor for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us and our subsidiaries and assistance in oversight of such auditor’s qualifications, independence, and performance;

●	assisting the Board in oversight of the performance of our internal audit function;

●	assisting the Board in oversight of our compliance with legal and regulatory requirements;

●
preparing the reports required by the rules of the SEC to be included in our annual report and proxy statement, for so long we remain subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and

●
establishing procedures for the receipt, retention and treatment of complaints regarding accounting internal accounting control, or auditing matters, and the confidential, anonymous submission by our employees regarding and questionable accounting or auditing matters.

A copy of the charter of our Audit Committee is available on our website at www.uwink.com.

Compensation Committee.  Our Compensation Committee consists of three directors, each of whom meet the independence standards set forth in SEC regulations. Pursuant to the Compensation Committee Charter, adopted by our Board on July 20, 2007, the primary duties and responsibilities of the Compensation Committee consist of, among other things:

●	exercising primary responsibility for the structure, award and public disclosure of all elements of the compensation paid to our chief executive and other executive officers;

●	establishing the goals and objectives of our executive compensation program and each element of executive compensation;

●	establishing policies and procedures for the evaluation, award and public disclosure of executive compensation;

●	administering and/or overseeing the administration of our stock plans and our other material employee benefit plans, including the granting of stock options, restricted stock and other equity awards;

●	preparing an annual Compensation Committee report for inclusion in our annual report and meeting proxy statement; and

●	exercising, in its discretion, the powers granted to it in our bylaws.

A copy of the charter of our Compensation Committee is available on our website at www.uwink.com.

Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee consists of three directors, each of whom meet the independence standards set forth in SEC regulations. Pursuant to the Nominating and Corporate Governance Committee Charter, adopted by our Board on July 20, 2007, the primary duties and responsibilities of the Nominating and Corporate Governance Committee consist of, among other things:

●	identifying individuals qualified to become Board members;

●	advising the Board on Board committee appointments and removals;

●	recommending nominees for election to the Board at annual shareholder meetings and when otherwise required;

●	developing and recommending to the Board corporate governance and ethics principles applicable to the company; and

●	overseeing the evaluation of the Board and management.

A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at www.uwink.com.

Code of Ethics.  Our board of directors has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief operating officer and our directors. A copy of our Code of Ethics is available on our website at www.uwink.com. We also filed a copy of our Code of Ethics as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005, which we filed with the SEC on April 17, 2006.

We did not pay any compensation or issue any options or other equity incentive awards to our non-employee directors in 2006. We issued 25,000 shares (100,000 pre-reverse split) of restricted common stock to each of Mr. McLeod, Mr. Rotter and Ms. Heller on April 3, 2007, pursuant to the 2006 Equity Incentive Plan, which vest in equal monthly installments over a two year period, subject to the other terms and conditions of the 2006 Equity Incentive Plan. We do not currently have any standard or annual arrangements regarding director compensation. On January 3, 2008 we awarded Mr. Rotter 25,000 shares of restricted common stock, vesting in equal monthly installments over a two-year period, as compensation for serving as the chair of our Audit Committee. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer of our company, or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and representations to us that no other reports were required, none of our directors and executive officers were late or deficient with respect to filings under Section 16(a) during 2007 and to date in 2008.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation information for services rendered to us by our executive officers in all capacities, other than as directors, during each of the prior two fiscal years. The following table summarizes all compensation for fiscal years 2007 and 2006 received by our Chief Executive Officer and President, Chief Operating Officer, our only executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options granted and certain other compensation, if any, whether paid or deferred, and, except as indicated, gives effect to our four-for-one reverse stock split.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards $(5)	Option Awards ($)(5)	Total ($)
Nolan K. Bushnell,	2007	$187,500	(3)	—	$30,500	$132,272	$350,272
Chief Executive Officer(1)	2006	$120,000		—	—	$119,022	$239,022

Peter F. Wilkniss,	2007	$187,500	(4)	—	$30,500	$62,000	$280,000
President, Chief Operating Officer(2)	2006	$120,000		—	—	$62,000	$182,000

(1)           The aggregate number of stock awards and option awards issued to Mr. Bushnell and outstanding as of March 30, 2008 is 25,000 and 167,500, respectively. The 25,000 stock awards held by Mr. Bushnell were granted on April 3, 2007; accordingly, no amount in respect of these awards is reflected in Mr. Bushnell’s compensation for 2006.

(2)           The aggregate number of stock awards and option awards issued to Mr. Wilkniss and outstanding as of April 3, 2007 is 25,000 and 100,000, respectively. The 25,000 stock awards held by Mr. Wilkniss were granted on April 3, 2007; accordingly, no amount in respect of these awards is reflected in Mr. Wilkniss’ compensation for 2006.

(3)           Includes an aggregate of $45,000 of Mr. Bushnell’s salary accrued for 2005 and 2006 and paid in 2007.  Mr. Bushnell’s base salary was increased from $120,000 to $225,000 in November 2007.

(4)           Includes an aggregate of $45,000 of Mr. Wilkniss’ salary accrued for 2005 and 2006 and paid in 2007.  Mr. Wilkniss’ base salary was increased from $120,000 to $225,000 in November 2007.

(5)           Reflects dollar amounts expensed by the Company during 2007 and 2006 for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options and other equity incentive awards as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options or other awards become exercisable (vest). As a general rule, for time in service based options/awards, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

The following tables summarize the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended January 1, 2008, and, except as indicated, give effect to our four-for-one reverse stock split:

Option Awards

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity Incentive Plan Awards; number of securities underlying unexercised unearned options	Option Exercise Price	Option Expiration Date
Nolan K. Bushnell	37,500	—	—	$10.56	7/16/2014
	2,500	—	—	$6.40	12/14/2014
	2,500	—	—	$5.52	12/29/2014
	68,379	56,621	—	$1.32	5/12/2016

Peter F. Wilkniss	39,041	10,959	—	$1.72	8/27/2015
	38,265	11,735	—	$2.28	9/13/2015

Stock Awards

Name	Number of shares or units of stock that have not vested	Market value of shares or units that have not vested	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares units, or other rights that have not vested
Nolan K. Bushnell(1)	18,750	$27,938	—	—
Peter F. Wilkniss(2)	18,750	$27,938	—	—

________________
(1)           25,000 restricted stock awards, were granted on April 3, 2007 pursuant to our 2006 Equity Incentive Plan and vest pro-rata over 36 months. The market value of these stock awards at March 30, 2008 is equal to the number of unvested shares multiplied by $1.49, the closing price of our common stock at March 30, 2008. The value of unvested stock awards at March 30, 2008 may never be realized by the stock award holders.

(2)           25,000 restricted stock awards, were granted on April 3, 2007 pursuant to our 2006 Equity Incentive Plan and vest pro-rata over 36 months. The market value of these stock awards at March 30, 2008 is equal to the number of unvested shares multiplied by $1.49, the closing price of our common stock at March 30, 2008. The value of unvested stock awards at March 30, 2008 may never be realized by the stock award holders.

The following table summarizes information regarding stock options exercised by our executive officers named in the preceding tables in 2007 and the value of unexercised “in-the-money” options they held at January 1, 2008, and, except as indicated, gives effect to our four-for-one reverse stock split:

			Number of securities underlying unexercised options at January 1, 2008		Value of unexercised “in-the-money” options at January 1, 2008(3)
Name	Shares of common stock acquired on exercise	Value realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Nolan K. Bushnell(1)	—	—	110,879	56,621	$5,470	$4,530
Peter F. Wilkniss(2)	—	—	77,306	22,694	—	—

_______________
(1)           37,500 options were issued on July 15, 2004; 2,500 options were issued on December 16, 2004; 2,500 options were issued on December 31, 2004; and 125,000 options were issued on May 12, 2006. All options vest pro-rata over 36 months with the initial one-sixth vesting after six months.

(2)           50,000 options were issued on August 29, 2005 and 50,000 options were issued on September 15, 2005. All options vest pro-rata over 36 months with the initial one-sixth vesting after six months.

(3)           In-the-money options represent unexercised options having a per-share exercise price below $1.40, the closing price of our common stock at January 1, 2008. The value of unexercised in-the-money options equals the number of in-the-money options multiplied by the excess of $1.40 over the per-share exercise prices of the options. The value of unexercised in-the-money options at January 1, 2008 may never be realized by the option holders.

Employment Agreements

Nolan K. Bushnell

On March 3, 2006, we entered into an employment agreement with our Chairman and Chief Executive Officer, Nolan K. Bushnell. Prior to March 3, 2006, we did not have an employment agreement with Mr. Bushnell.  On November 15, 2007, we entered into a letter agreement amending the terms of Mr. Bushnell’s employment agreement to increase his base salary to $225,000.

Mr. Bushnell is eligible to participate in a bonus program to be established by the board of directors. On May 12, 2006, Mr. Bushnell was granted options to purchase 500,000 (125,000 post-split) shares of our common stock at an exercise price of $0.33 ($1.32 post-split) per share. These options vest pro rata over a thirty-six month period, with the initial one-sixth vesting after six months. Mr. Bushnell was issued 100,000 (25,000 post-split) shares of restricted common stock on April 3, 2007, pursuant to the 2006 Equity Incentive Plan, which vest in equal monthly installments over a three year period, subject to the other terms and conditions of the 2006 Equity Incentive Plan.

Mr. Bushnell’s employment agreement may be terminated by either party with or without Cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by us without Cause or by Mr. Bushnell for Good Reason, Mr. Bushnell will be entitled to receive a severance payment equal to 12 months base salary, a pro rata portion of his annual bonus, immediate vesting of all stock options, and payment of any COBRA amount due for the provision of any and all health benefits provided to him and his family immediately prior to his termination for a period of up to 18 months.

Peter F. Wilkniss

On August 29, 2005, we entered into an employment agreement with our Chief Financial Officer, Peter F. Wilkniss.  On November 15, 2007, we entered into a letter agreement amending the terms of Mr. Wilkniss’ employment agreement.  In February 2008, Mr. Wilkniss was also named our President and Chief Operating Officer.  As amended, Mr. Wilkniss’ base salary is $225,000.  Mr. Wilkniss is also eligible to participate in a bonus program to be established by the board of directors.

On August 29, 2005, Mr. Wilkniss was granted options to purchase 200,000 (50,000 post-split) shares of our common stock at an exercise price of $0.43 ($1.72 post-split) and was granted options to purchase an additional 200,000 (50,000 post-split) shares of our common stock at an exercise price equal to the closing price of our common stock on September 9, 2005, $0.57 ($2.28 post-split). These options vest pro rata over a thirty-six month period, with the initial one-sixth vesting after six months. Mr. Wilkniss was issued 100,000 (25,000 post-split) shares of restricted common stock on April 3, 2007, pursuant to the 2006 Equity Incentive Plan, which vest in equal monthly installments over a three year period, subject to the other terms and conditions of the 2006 Equity Incentive Plan.

Mr. Wilkniss’ employment agreement may be terminated by either party with or without Cause at any time upon thirty (30) days prior written notice. If the agreement is terminated by us without Cause or by Mr. Wilkniss for Good Reason, Mr. Wilkniss will be entitled to receive a severance payment equal to 12 months base salary, a pro rata portion of his annual bonus, immediate vesting of all stock options and restricted stock, and payment of any COBRA amount due for the provision of any and all health benefits provided to him and his family immediately prior to his termination for a period of up to 18 months.

In each of the employment agreements described above, “Cause” is defined as (i) an action or omission which constitutes a material breach of, or material failure or refusal to perform his duties, (ii) fraud, embezzlement or misappropriation of funds, or (iii) a conviction of any crime which involves dishonesty or a breach of trust or involves us or our executives.

“Good Reason” is defined as (i) a reduction by us in the executive’s base salary to a rate less than the initial base salary rate; (ii) a change in the eligibility requirements or performance criteria under any employee benefit plan or incentive compensation arrangement under which the executive is covered, and which materially adversely affects the executive; (iii) our requiring the executive to be based anywhere other than our headquarters or the relocation of our headquarters more than 20 miles from its current location, except for required travel on our business; (iv) the assignment to the executive of any duties or responsibilities which are materially inconsistent with his status or position as a member of our executive management group; or (v) the executive’s good faith and reasonable determination, after consultation with nationally-recognized counsel, that he is being unduly pressured or required by our board of directors or a senior executive to directly or indirectly engage in criminal activity.

Equity Compensation Plans

We have adopted equity compensation plans which permit us to grant options and other equity incentive awards to our employees, officers, directors, consultants and independent contractors. As of January 1, 2008, after giving effect to our four-for-one reverse stock split, we may issue an aggregate of 348,691 (1,394,764 pre-split) shares of common stock pursuant to our equity compensation plans.

We assumed the uWink.com, Inc. 2000 Employee Stock Option Plan pursuant to our acquisition of uWink California. The 2000 Plan provided for the issuance of up to 170,304 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California and to the four-for-one reverse stock split effective July 26, 2007) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the board of directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of January 1, 2008, giving effect to the four-for-one reverse stock split, there were 4,200 (16,800 pre-split) shares available for issuance under this plan.

In 2004, our board of directors approved the uWink, Inc. 2004 Stock Incentive Plan. The 2004 Plan provides for the issuance of up to 300,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards (giving effect to the four-for-one reverse stock split) to our employees, officers, directors and consultants. Awards granted under the 2004 Plan vest as determined by the board of directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of January 1, 2008, giving effect to the four-for-one reverse stock split, there were 5,000 (20,000 pre-split) shares available for issuance under this plan.

In 2005, our board of directors approved the uWink, Inc. 2005 Stock Incentive Plan. The 2005 Plan provides for the issuance of up to 500,000 (post-split) incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors and consultants. Awards granted under the 2005 Plan vest as determined by the board of directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of January 1, 2008, after giving effect to our four-for-one reverse stock split, there were 63,496 (253,984 pre-split) shares available for issuance under this plan.

On June 8, 2006, our board of directors approved the uWink, Inc. 2006 Equity Incentive Plan, and subsequently amended the 2006 Plan on November 4, 2006. The 2006 Plan, as amended, provides for the issuance of up to 625,000 (post-split) incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors and consultants. As of January 1, 2008, after giving effect to the four-for-one reverse stock split, there were 25,995 (103,980 pre-split) shares available for issuance under the 2006 Plan, which vest as determined by the board of directors, provided that:

●
No option granted under the 2006 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of our stock will be exercisable after five years from the date of grant; and

●
An option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the board of directors.

On June 21, 2007, our board of directors approved the uWink, Inc. 2007 Equity Incentive Plan. The 2007 Plan provides for the issuance of up to 250,000 (post-split) incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors and consultants. As of January 1, 2008, after giving effect to the four-for-one reverse stock split, there were 250,000 (1,000,000 pre-split) shares available for issuance under the 2007 Plan, which vest as determined by the board of directors, provided that:

●
No option granted under the 2007 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of our stock will be exercisable after five years from the date of grant; and

●
An option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the board of directors.

As of January 1, 2008, after giving effect to the four-for-one reverse stock split, we had outstanding under our equity compensation plans options to purchase an aggregate of 1,012,648 (4,050,592 pre-split) shares of common stock, at exercise prices ranging from $1.04 to $12.64 ($0.26 to $3.16 pre-split) per share, and restricted stock grants totaling 137,500 (550,000 pre-split) shares, issued to our employees, officers and directors.

Director Compensation

We did not pay any cash compensation to our non-employee directors in 2007. We do not currently have any standard or annual arrangements regarding director compensation. All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. We issued no options to our non-employee directors in 2007, but did issue each non-employee director shares of restricted stock as set forth in the footnotes to the table below.

The following table sets forth the dollar amount of the compensation expense incurred by us for financial statement reporting purposes during the fiscal year ended January 1, 2008 for services rendered by our non-employee directors, giving effect to our four-for-one reverse stock split, except as otherwise indicated:

Name	Stock Awards ($)		Option Awards ($)		Total ($)
Kevin W. McLeod	$45,750	(1)	$11,000	(4)	$56,750
Bradley N. Rotter	$45,750	(2)	$14,000	(5)	$59,750
Elizabeth J. Heller	$45,750	(3)	—		$45,750
Total	—		—		$162,250
________________
(1)           Represents the compensation expense incurred by us in the fiscal year ended January 1, 2008 in connection with 25,000 post-split shares of restricted stock, with a grant date market value of $122,000, vesting over a two-year period,  issued to Mr. McLeod under our Equity Incentive Plans on April 3, 2007.

(2)           Represents the compensation expense incurred by us in the fiscal year ended January 1, 2008 in connection with 25,000 post-split shares of restricted stock, with a grant date market value of $122,000, vesting over a two-year period, issued to Mr. Rotter under our Equity Incentive Plans on April 3, 2007.

(3)           Represents the compensation expense incurred by us in the fiscal year ended January 1, 2008 in connection with 25,000 post-split shares of restricted stock, with a grant date market value of $122,000, vesting over a two-year period, issued to Ms. Heller under our Equity Incentive Plans on April 3, 2007.

(4)           Represents the compensation expense incurred by us in the fiscal year ended January 1, 2008 in connection with 25,000 post-split shares of common stock issuable upon exercise of stock options granted to Mr. McLeod under our Equity Incentive Plans.

(5)           Represents the compensation expense incurred by us in the fiscal year ended January 1, 2008 in connection with 25,000 post-split shares of common stock issuable upon exercise of stock options granted to Mr. Rotter under our Equity Incentive Plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2008, and giving effect to our four-for-one reverse stock split as of July 26, 2007: (a) the names of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director and executive officer, the number of shares of common stock beneficially owned and the percentage of our common stock so owned, by each such person, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated.

As of March 30, 2008, we had a total of 12,671,534 shares of common stock issued and outstanding (after giving effect to our four-for-one reverse stock split as of July 26, 2007), which is the only issued and outstanding voting equity security of our company.

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

Name and address of beneficial owner	Number of shares	Percent of class(1)
Nolan K. Bushnell(2)(3)	1,002,907	7.7%
Peter F. Wilkniss(2)(4)	294,971	2.3
Kevin W. McLeod(2)(5)	439,220	3.4
Bradley N. Rotter(2)(6)	300,802	2.4
Elizabeth J. Heller(2)(7)	30,210	**
Special Situations Fund III QP, L.P.(8)(9)	2,000,000	14.6
Steven R. Becker(10)(11)	348,375	2.7
WSV Management, L.L.C. (10)(11)	870,938	6.7
SF Capital Partners Ltd. (12)(13)	1,000,000	7.6
Whitebox Intermarket Partners, L.P. (14)(15)	1,000,000	7.6

All officers and directors as a group (5 persons)	2,068,110	16.3%

_______________
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of options or warrants or other convertible securities.

**           Less than one percent

(1)           The determination of percentage ownerships is based on a total of 12,671,534 shares of common stock issued and outstanding (after giving effect to our four-for-one reverse stock split as of July 26, 2007), and does not include shares issuable upon the exercise of stock options and shares of restricted stock that have been or may be granted under our equity incentive plans or shares that may be issued upon exercise of outstanding warrants

(2)           Address is 16106 Hart Street, Van Nuys, California 91406.

(3)           Includes 601,057 shares held by the Bushnell Living Trust, 44,359 shares held by the Nolan K. Bushnell Insurance Trust, 160,210 shares issuable upon exercise of warrants held by the Bushnell Living Trust, 122,360 shares issuable upon exercise of stock options held by Mr. Bushnell, 67,283 shares issuable upon exercise of stock options held by Nancy Bushnell, wife of Mr. Bushnell, and 7,638 shares of restricted stock held by Mr. Bushnell.

(4)           Includes 140,888 shares held by Mr. Wilkniss, 65,888 shares issuable upon exercise of warrants held by Mr. Wilkniss, 80,557 shares issuable upon exercise of stock options held by Mr. Wilkniss, and 7,638 shares of restricted stock held by Mr. Wilkniss.

(5)           Includes 283,320 shares held by Mr. McLeod, 122,914 shares issuable upon exercise of warrants held by Mr. McLeod, 21,526 shares issuable upon exercise of stock options held by Mr. McLeod, and 11,460 shares of restricted stock held by Mr. McLeod.

(6)           Includes 181,706 shares held by Mr. Rotter, 87,500 shares issuable upon exercise of warrants held by Mr. Rotter, 20,136 shares issuable upon exercise of stock options held by Mr. Rotter, and 11,460 shares of restricted stock held by Mr. Rotter.

(7)           Includes 12,500 shares held by Ms. Heller, 6,250 shares issuable upon exercise of warrants held by Ms. Heller and 11,460 shares of restricted stock held by Ms. Heller.

(8)           Address is 527 Madison Avenue, Suite 2600, New York, New York 10022.

(9)           Based upon information regarding uWink, Inc. holdings reported on a Schedule 13G filed with the SEC on December 10, 2007.  Includes 1,000,000 shares of common stock and 1,000,000 warrants to purchase shares of common stock.  Austin W. Marxe and David M. Greenhouse share sole voting and investment power over the 1,000,000 shares and 1,000,000 warrants to purchase shares owned by Special Situations Fund III QP, L.P.

(10)          Address is 300 Crescent Court, Suite 1111, Dallas, Texas 75201.

(11)          Based upon information regarding uWink, Inc. holdings reported on a Schedule 13G filed with the SEC on November 16, 2007. As of November 7, 2007 (the “Reporting Date”), WS Opportunity Fund, L.P. (“WSO”), WS Opportunity Fund (Q.P.), L.P. (“WSOQP”), and WS Opportunity Fund International, Ltd. (“WSO International” and collectively with WSO and WSOQP, the “WSO Funds”) owned in the aggregate (i) 500,000 Shares and (ii) 500,000 warrants, each exercisable to purchase one Share as of the Reporting Date (the “Warrants”). WS Ventures Management, L.P. (“WSVM”) is the general partner of WSO and WSOQP and the agent and attorney-in-fact for WSO International. WSV Management, L.L.C. (“WSV”) is the general partner of WSVM. Reid S. Walker, G. Stacy Smith and Patrick P. Walker are principals of WSV. As a result, WSVM, WSV, and Messrs. Reid S. Walker, Patrick P. Walker and G. Stacy Smith possess shared power to vote and to direct the disposition of the securities held by the WSO Funds. In addition, as of the Reporting Date, SRB Greenway Capital, L.P. (“SRBGC”), SRB Greenway Capital (Q.P.), L.P. (“SRBQP”), and SRB Greenway Offshore Operating Fund, L.P. (“SRB Offshore” and collectively with SRBGC and SRBQP, the “Greenway Funds”) owned in the aggregate (i) 200,000 Shares, and (ii) 200,000 Warrants. SRB Management, L.P. (“SRB Management”) is the general partner of SRBGC and SRBQP and the general partner and investment manager of SRB Offshore. BC Advisors, LLC (“BCA”) is the general partner of SRB Management. Steven R. Becker is the sole principal of BCA. As a result, Mr. Becker possesses the sole power to vote and to direct the disposition of the securities held by the Greenway Funds.  The Warrants contain an issuance limitation prohibiting the warrantholder from exercising those securities to the extent that such exercise would result in beneficial ownership by the warrantholder and its affiliates and any other persons whose beneficial ownership of Shares would be aggregated with the warrantholders for purposes of Section 13(d) of the Securities Exchange Act of 1934 of more than 9.999% of the Shares then issued and outstanding (including for such purpose the Shares issuable upon exercise) (the “9.999% Issuance Limitation”). The 9.999% Issuance Limitation may be not waived. Thus, as of the Reporting Date, for the purposes of Reg. Section 240.13d-3, (i) WSVM, WSV, and Messrs. Reid S. Walker, Patrick P. Walker and G. Stacy Smith are deemed to beneficially own 870,938 Shares, or approximately 7.2% of the Shares deemed issued and outstanding as of the Reporting Date, consisting of (a) 500,000 Shares and (b) 370,938 Warrants; and (ii) Mr. Becker is deemed to beneficially own 348,375 Shares, or approximately 2.9% of the Shares deemed issued and outstanding as of the Reporting Date, consisting of (a) 200,000 Shares and (b) 148,375 Warrants.

(12)           Address is 3600 South Lake Drive, St. Francis, WI 53235.

(13)           Based upon information regarding uWink, Inc. holdings reported on a Schedule 13G filed with the SEC on November 16, 2007. Represents an aggregate of 1,000,000 shares of common stock held directly by SF Capital Partners Ltd., consisting of 500,000 shares of common stock and 500,000 warrants to purchase a share of common stock. Michael A. Roth and Brian J. Stark jointly direct the management of Stark Offshore Management LLC (“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of SF Capital. As Managing Members of Stark Offshore, Michael A. Roth and Brian J. Stark jointly possess voting and dispositive power over all of the foregoing shares.

(14)           Address is Trident Chambers, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(15)           Based upon information regarding uWink, Inc. holdings reported on a Schedule 13G filed with the SEC on February 14, 2008.  Includes 500,000 shares of common stock and 500,000 warrants to purchase shares of common stock.  Whitebox Advisors, LLC (WA), acting as investment adviser to its clients, is deemed to beneficially own 1,000,000 shares of Common Stock of the Company.  Whitebox Intermarket Advisors, LLC (WIA), acting as investment adviser to its clients, is deemed to beneficially own 1,000,000 shares of Common Stock of the Company.  Whitebox Intermarket Partners, L.P. (WIP) is deemed to beneficially own 1,000,000 shares of Common Stock of the Company as a result of its direct ownership of common stock of the Company.  Whitebox Intermarket Fund, L.P. (WIFLP) is deemed to beneficially own 1,000,000 shares of Common Stock of the Company as a result of its indirect ownership of common stock of the Company.  Whitebox Intermarket Fund, Ltd. (WIFLTD) is deemed to beneficially own 1,000,000 shares of Common Stock of the Company as a result of its indirect ownership of common stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information concerning compensation plans under which our equity securities are authorized for issuance at January 1, 2008 and, unless otherwise indicated, gives effect to our four-for-one reverse stock split.
	(a)		(b)	(c)
Number of securities
remaining available
			Weighted-average	for future issuances
	Number of securities		exercise price of	under equity
	to be issued upon		outstanding	compensation plans
	exercise of		options, warrants	(excluding securities
	outstanding options,		and rights	reflected in
Plan Category	warrants and rights			column (a))

Equity compensation plans approved by security holders	-0-		-0-	-0-

Equity compensation plans not approved by security holders (1)	1,687,893	(2)	$4.23	348,691
Total	1,687,893		$4.23	348,691

 (1)         In connection with our acquisition of uWink California, we assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the “2000 Plan”) and 584,917 (pre-four-for-one reverse split) options previously issued under the 2000 Plan. The 2000 Plan provides for the issuance of up to 170,304 (after giving effect to a 3.15611 reverse stock split in connection with the uWink California Acquisition and to our recent four-for-one reverse split) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the board of directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. On June 24, 2004, we filed a registration statement of Form S-8 to register 584,917 (pre-split) of these shares. As of January 1, 2008, there are 4,200 shares (16,800 pre-split) available for issuance under this plan and there were 146,519 shares (586,078 pre-split) to be issued upon the exercise of options under this plan.

In 2004, our Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 300,000 (post-split) incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. On June 24, 2004, we filed a registration statement of Form S-8 to register 1,200,000 (pre-split) of these shares. As of January 1, 2008, there are 5,000 shares (20,000 pre-split) available for issuance under this plan and there were 265,625 shares (1,062,500 pre-split) to be issued upon the exercise of options under this plan.

 In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of up to 500,000 (post-split) incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. On June 19, 2006, we filed a registration statement of Form S-8 to register 2,000,000 (pre-split) of these shares. As of January 1, 2008, there are 63,496 shares (253,986 pre-split) available for issuance under this plan and there were 387,754 shares (1,551,014 pre-split) to be issued upon the exercise of options under this plan.

 On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 250,000 (pre-split) incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to employees, officers, directors, and consultants of the Company. On June 19, 2006, we filed a registration statement on Form S-8 to register 250,000 (pre-split) of these shares. On November, 14, 2006, the Company’s Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available under the plan by 375,000 to a total of 625,000 (post-split) and on November 17, 2006 we amended the registration statement on Form S-8 to register these additional shares. As of January 1, 2008, there are 25,995 shares (103,980 pre-split) available for issuance under this plan and there were 212,750 shares (851,000 pre-split) to be issued upon the exercise of options under this plan.

Awards granted under the 2006 Plan vest as determined by the Board of Directors, provided that:

●
no option granted under the 2006 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of our stock will be exercisable after five years from the date of grant; and

●
an option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the Board of Directors.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of up to 250,000 (post-split) incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors and consultants. As of January 1, 2008, after giving effect to the four-for-one reverse stock split, there were 250,000 (1,000,000 pre-split) shares available for issuance under the 2007 Plan and no shares to be issued upon the exercise of options under this plan.

Awards granted under the 2007 Plan vest as determined by the Board of Directors, provided that:

●
no option granted under the 2007 Plan may be exercisable after ten years from its date of grant and no ISO granted to a person who owns more than ten percent of the total combined voting power of all classes of our stock will be exercisable after five years from the date of grant; and

●
an option granted to a participant who is an officer or director may become fully exercisable, subject to reasonable conditions such as continued employment, at any time or during any period established by the board of directors.

(2)               Includes 537,745 (post-split) shares of common stock underlying warrants outstanding at January 1, 2008 issued to consultants for services provided to us and 137,500 (post-split) shares of restricted stock outstanding at January 1, 2008 issued to employees.

During the calendar year 2007, we issued 12,280 (post-split) shares in lieu of payment for services rendered on Form S-8. None of these payments were in connection with any fund raising activity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Except as otherwise indicated, the information set forth in this section does not give effect to the four-for-one reverse stock split effected as of July 26, 2007.

On November 7, 2007, we completed the sale, in a registered equity offering, of 5.2 million units at a purchase price of $2.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $2.40, generating net proceeds to us of approximately $9.3 million.  Among those participating in our registered offering were, Nolan Bushnell, our Chief Executive Officer, who purchased 31,750 units for an aggregate purchase price of $63,500, Peter Wilkniss, our Chief Financial Officer, who purchased 50,000 units for an aggregate purchase price of $100,000, Kevin McLeod, a director, who purchased 50,000 units for an aggregate purchase price of $100,000, Alissa Bushnell, our vice president of public relations and marketing and the daughter of Nolan Bushnell, who purchased 25,000 units for an aggregrate purchase price of $50,000 and Dan Lindquist, our vice president of operations, who purchased 15,000 units for an aggregate purchase price of $30,000.

Effective as of November 12, 2007 holders representing an aggregate of $1,497,500 in principal amount of convertible notes (including aggregate accrued interest of $85,339 and an aggregate conversion incentive of $316,568) elected to exercise their right to convert such notes triggered by our November 2007 registered offering into the same units offered in such transaction.  Accordingly, we issued an aggregate 949,703 units to these noteholders in full satisfaction of our obligations under the notes. Among those holders electing to convert their promissory notes into units were Nolan and Nancy Bushnell, our Chief Executive Officer and his wife, who converted an aggregate $156,452 (including accrued interest and conversion incentive) into 78,226 units, and Peter Wilkniss, our Chief Financial Officer, who converted an aggregate $31,776 (including accrued interest and conversion incentive) into 15,888 units.

On June 8, 2007, we sold $960,500 of convertible promissory notes to 16 accredited investors. Among those participating in the transaction were Nolan Bushnell, our Chief Executive Officer, who invested $125,000 and Dennis Nino, the brother-in-law of Nolan Bushnell, who invested $125,000. The conversion rights in these notes were triggered by our November 2007 registered offering, and on November 12, 2007, Mr. Bushnell converted his promissory note as described above.  Mr. Nino declined to convert his note and accordingly we made cash repayment to Mr. Nino in full satisfaction of his note.

On April 2, 2007, we sold $857,000 of convertible promissory notes to 19 individual accredited investors. Among those participating in the transaction were Peter Wilkniss, our Chief Financial Officer, who invested $25,000, and Dennis Nino, who invested $50,000.  The conversion rights in these notes were triggered by our November 2007 registered offering, and on November 12, 2007, Mr. Wilkniss converted his promissory note as described above.  Mr. Nino declined to convert his note and accordingly we made cash repayment to Mr. Nino in full satisfaction of his note.

On October 25, 2006, we entered into a letter agreement with Bradley Rotter, a member of our board of directors, in respect of a promissory note dated April 19, 2006, pursuant to which:

●
Mr. Rotter agreed to convert the $100,000 principal amount and $5,685 in accrued interest outstanding under our April 19, 2006 note into shares of our common stock at a conversion price of $1 ($4 post-split) per share. Rather than repay this note in cash, we agreed with Mr. Rotter that he would be entitled to receive an additional 20% upon conversion of this note into shares of our common stock. As a result, Mr. Rotter accepted 126,822 (31,706 post-split) shares of our common stock, together with the warrants set forth below, in full and final satisfaction of our obligations under the note; and

●
in accordance with the terms of our April 19, 2006 note, we also issued to Mr. Rotter three-year immediately exercisable warrants to purchase 100,000 (25,000 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share.

At the time we converted this note, the market price of our common stock was $1.26. At the time we agreed to issue these warrants, the exercise price was at 15% premium to the $0.30 market price. At the time we issued these warrants, the exercise price was at a 73% discount to the $1.26 market price.

Certain of our officers and directors, and family members of officers and directors, participated in a private placement transaction we completed on September 18, 2006 on the same terms as the third party investors who participated in the transaction. Peter Wilkniss, our Chief Financial Officer, invested $30,000 in the transaction and received 100,000 (25,000 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 50,000 (12,500 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share.

Kevin McLeod, a director, invested $45,000 in the transaction and received 150,000 (37,500 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 75,000 (18,750 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Robert Nino, the brother-in-law of Nolan Bushnell, invested $25,000 in the transaction and received 83,333 (20,834 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 41,667 (10,417 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Dan Lindquist, our vice president of operations, invested $55,500 in the transaction and received 185,000 (46,250 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 92,500 (23,125 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Bradley Rotter, a director, invested $150,000 in the transaction and received 500,000 (125,000 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 250,000 (62,500 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Brent Bushnell, the son of Nolan Bushnell, invested $50,000 in the transaction and received 166,667 (41,667 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 83,333 (20,834 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Nancy Bushnell, the wife of Nolan Bushnell, as trustee for the Bushnell Living Trust, invested $50,000 in the transaction and received 166,667 (41,667 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 83,333 (20,834 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. John Kaufman, our director of restaurant operations, invested $12,500 in the transaction and received 41,666 (10,417 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 20,833 (5,209 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Jeffrey Tappan, the husband of Alissa Bushnell, our vice president of public relations and marketing and the daughter of Nolan Bushnell, invested $25,000 in the transaction and received 83,333 (20,834 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 41,667 (10,417 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share.

In connection with the private placement of our equity securities completed on September 18, 2006, we converted $70,562 of debt and accrued interest due to Nancy Bushnell, the wife of Nolan Bushnell, and $60,500 of debt due to Dan Lindquist, our vice president of operations, on the same terms as the third party investors who participated in the transaction. Ms. Bushnell received 235,207 (58,802 post-split) shares of our common stock and warrants to purchase 117,603 (29,401 post-split) shares of our common stock at $0.345 ($1.38 post-split) per share, and Mr. Lindquist received 201,667 (50,417 post-split) shares of our common stock and warrants to purchase 100,833 (25,209 post-split) shares of our common stock at $0.345 ($1.38 post-split) per share.

At the time we initiated the September 18, 2006 private placement transaction (and the related debt conversion) in the beginning of August 2006, the market price of our common stock had consistently been below $0.30 per share since March 2006, and had been as low as $0.21 per share, and continued in that range until August 16, 2006. In the three weeks leading up to the September 8, 2006 closing of the first $804,000 of cash proceeds under this transaction and the Bushnell and Lindquist debt conversions, as discussed above, the closing price of our stock rose from $0.27 to $0.55. On September 8, 2006, when Messrs. Wilkniss, Rotter, Tappan and Lindquist became committed to the transaction, and the Bushnell and Lindquist debt conversions became committed, the $0.345 exercise price of the warrants was at a 37% discount to the $0.55 closing price. On September 18, 2006, when we completed the remainder of this transaction and when the Bushnells, and Messrs. Kaufman, Nino and McLeod became committed to the transaction, the $0.345 exercise price of the warrants was at a 70% discount to the $1.12 closing price.

On April 19, 2006, we entered into a letter agreement with Mr. Rotter pursuant to which we:

●	repaid $100,000 of the principal amount of, together with $10,356 of accrued interest on a $200,000 promissory note dated October 10, 2005;

●	issued immediately-exercisable, three-year warrants to Mr. Rotter to purchase 100,000 (25,000 post-split) shares of common stock at an exercise price of $0.345 ($1.38 post-split) per share; and

●
issued a new convertible note payable to Mr. Rotter in the amount of $100,000, the unpaid balance of our October 10, 2005 note with Mr. Rotter. This note was due October 19, 2006, accrued interest at 10%, and was convertible, at the option of Mr. Rotter, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value plus accrued interest converted. The note was mandatorily repayable immediately following the consummation of any offering of securities that results in gross proceeds to us of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive additional warrants to purchase 100,000 (25,000 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split).

The market price of our common stock on April 19, 2006, was $0.30. Consequently, the exercise price of the warrants issued to Mr. Rotter on that date was at a 15% premium to the market price.

On March 31, 2006, we issued 115,000 (28,750 post-split) shares of common stock, valued at $65,550, based on the closing price of the common stock on the date our board of directors authorized such issuance, to Alissa Bushnell, in payment for public relations services provided to us during 2005.

Certain of our officers and directors, and family members of officers and directors, participated in a private placement transaction we completed on March 3, 2006 on the same terms as the third party investors who participated in the transaction. Peter Wilkniss, our Chief Financial Officer, invested $30,000 in the transaction and received 100,000 (25,000 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 50,000 (12,500 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Kevin McLeod, a director, invested $100,000 in the transaction and received 333,333 (83,334 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 166,667 (41,667 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Dennis Nino, the brother-in-law of Nolan Bushnell, invested $75,000 in the transaction and received 250,000 (62,500 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 125,000 (31,250 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. Robert Nino, the brother-in-law of Nolan Bushnell, invested $100,000 in the transaction and received 333,333 (83,334 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 166,667 (41,667 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share. In addition, Tallac Corp. invested $500,000 in this transaction and received 1,666,667 (416,667 post-split) shares of our common stock and immediately-exercisable, three-year warrants to purchase 833,334 (208,334 post-split) shares of our common stock at an exercise price of $0.345 ($1.38 post-split) per share; by virtue of this investment, Tallac Corp. became a greater than 10% stockholder of our company. There is no relationship between us and Tallac Corp. or John E. Lee, its principal, other than as a stockholder. As of the date of this report, Tallac Corp. is no longer a 10% stockholder.

At the time we entered into this transaction, the market price of our common stock was $0.21, although the market price had fluctuated between $0.21 and $0.30 in the three weeks prior to the consummation of the transaction, and the exercise price of the warrants was at a 64% premium to the market price.

We secured an approximately ten-year lease on the location for our first uWink restaurant in Woodland Hills, California. The underlying lease agreement between Nolan Bushnell, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, we, Mr. Bushnell and Promenade LP entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to us (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, we agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell becomes obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease.

On October 10, 2005, we issued a $200,000 convertible note payable to Bradley Rotter, a member of our board of directors. The proceeds of this note were used to fund operations. This note was due April 10, 2006, accrued interest at 10% per annum, and was convertible, at the option of Mr. Rotter, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that resulted in gross proceeds to us of at least $3,000,000. Upon conversion, Mr. Rotter was to receive as a conversion bonus additional securities equal to 20% of the aggregate principal value and accrued interest so converted. The note was mandatorily repayable immediately following the consummation of any offering of securities that resulted in gross proceeds to us of at least $3,000,000. Upon such repayment, or upon repayment at maturity, Mr. Rotter was to receive warrants to purchase 200,000 (50,000 post-split) shares of our common stock at an exercise price of $0.59 per share.

On April 19, 2005, Dennis Nino, the brother-in-law of Nolan Bushnell, loaned us an additional $39,000 to be used for operations. This loan, which accrued interest at 6% and was due on demand, was assigned by Mr. Nino to Nancy Bushnell, the wife of Nolan Bushnell, on August 1, 2006, and was converted into shares of our common stock and warrants in connection with our September 18, 2006 equity financing, described below.

On December 6, 2004, we issued a convertible note to Kevin McLeod, one of our directors, in the amount of $50,000. The proceeds of this note were used to fund operations. This note, which accrued interest at 20%, was converted at $0.30 per share into 200,000 (50,000 post-split) shares of our common stock in December 2005. At the time of conversion, the market price of our common stock was $0.30.

In December 2004, Dennis Nino, the brother-in-law of Nolan Bushnell, loaned us $117,000 related to the manufacture of SNAP! units in China. In consideration of Mr. Nino’s extension of this loan, we paid Mr. Nino an additional $5,000 upon final payment of the note in 2005.

At various dates in 2004 and 2005, Dan Lindquist, our vice president of operations, loaned us an aggregate of $60,500 to be used for operations. This indebtedness, inclusive of accrued interest of 8% per annum thereon, was converted into shares of our common stock and warrants to purchase our common stock at an exercise price of $0.345 per share in connection with our September 18, 2006 equity financing, as described in more detail above.

At various dates in 2004, Nancy Bushnell loaned us an aggregate of $47,000 for our operations. Our note evidencing this indebtedness accrued interest at 8% per annum and was due on demand. $26,500 of this note was repaid in 2005. Ms. Bushnell loaned us an additional $3,000 in January and February of 2006. This indebtedness was converted into shares of our common stock and warrants to purchase our common stock at an exercise price of $0.345 per share in connection with our September 18, 2006 equity financing, as described in more detail above.

Brent Bushnell, son of Nolan Bushnell, is one of our employees. In 2007, he earned approximately $125,000 in annual salary and bonus. He also participates in our employee benefit plans on the same basis as other similarly situated employees. Mr. Bushnell currently holds the position of Chief Technology Officer.

Alissa Tappan, daughter of Nolan Bushnell, is one of our employees. In 2007, she earned approximately $120,000 in annual salary and bonus. She also participates in our employee benefit plans on the same basis as other similarly situated employees. Ms. Tappan currently holds the position of Vice President, Marketing and Public Relations.

ITEM 13. EXHIBITS

EXHIBIT LIST

Exhibit No.	Description	Method of Filing
1.1	Form of Placement Agent Agreement	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 10, 2007.
2.1	Securities Purchase Agreement and Plan of Reorganization among Prologue, uWink, Inc. and the stockholders of uWink listed on the signature pages thereto, dated as of November 21, 2003	Incorporated by reference to our Current Report on Form 8-K filed December 18, 2003.
3.1	Restated Certificate of Incorporation of uWink, Inc., a Utah corporation.	Incorporated by reference to Annual Report for the year ended December 31, 2003.
3.2	Certificate of Incorporation of uWink, Inc., a Delaware corporation	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form SB-2 filed on July 23, 2007.
3.3	Bylaws of uWink, Inc., a Utah corporation	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
3.4	Bylaws of uWink, Inc., a Delaware corporation	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on July 23, 2007.
3.5	Amendment to Certificate of Incorporation of uWink, Inc., a Delaware corporation	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on July 23, 2007.
4.1	Form of uWink, Inc. Warrant, dated March 3, 2006	Incorporated by reference to our Current Report on Form 8-K on March 9, 2006.
4.2	Form of uWink, Inc. Warrant, dated May 15, 2006	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.3	Form of uWink, Inc. Warrant, dated 2004	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.4	Convertible Promissory Note, dated September 8, 2005	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.5	Convertible Promissory Note, dated October 10, 2005	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.6	Promissory Note in favor of S. Raymond and Victoria Hibarger and related Financing Agreement, dated July 23, 2001	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.7	Form of Convertible Promissory Note, dated November 2004	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.8	Line of Credit between uWink, Inc. and Nancy Bushnell, dated December 23, 2004	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.9	Line of Credit between uWink, Inc. and Dan Lindquist, dated December 23, 2004	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.10	Demand Note, dated August 10 2005, in favor of Dennis Nino	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
4.11	Letter Agreement , dated April 19, 2006, between uWink, Inc. and Bradley Rotter	Incorporated by reference to our Current Report on Form 8-K filed April 19, 2006.
4.12	Form of uWink, Inc. Warrant issued to Bradley Rotter	Incorporated by reference to our Current Report on Form 8-K filed April 19, 2006.

4.13	$100,000 Convertible Promissory Note, dated April 19, 2006	Incorporated by reference to our Current Report on Form 8-K filed April 19, 2006.
4.14	Form of uWink, Inc. Warrant, dated March 3, 2006	Incorporated by reference to our Current Report on Form 8-K filed March 9, 2006.
4.15	Form of uWink, Inc. Warrant, dated September, 2006	Incorporated by reference to our Current Report on Form 8-K filed September 11, 2006.
4.16	Form of Waiver from March 2006 Investors	Incorporated by reference to Amendment No. to our Registration Statement on Form SB-2 filed January 18, 2006.
4.17	Form of Waiver from September 2006 Investors	Incorporated by reference to Amendment No. to our Registration Statement on Form SB-2 filed January 18, 2006.
4.18	Form of Convertible Promissory Note, dated March 2007	Incorporated by reference to our Current Report on Form 8-K filed April 2, 2007.
4.19	Final Form of uWink, Inc. Warrant, dated November 7, 2007	Incorporated by reference to our Registration Statement on Form SB-2 filed November 21, 2007.
10.1*	2005 Stock Incentive Plan	Incorporated by reference to our Current Report on Form 8-K filed September 15, 2005.
10.2*	2004 Stock Incentive Plan	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
10.3*	2000 Stock Incentive Plan	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
10.4*	Amended and Restated 2006 Equity Incentive Plan	Incorporated by reference to our Registration Statement on Form S-8 filed on November 17, 2006.
10.5*	Employment Agreement between uWink, Inc. and Nolan K. Bushnell	Incorporated by reference to our Current Report on Form 8-K filed March 9, 2006.
10.6*	Employment Agreement between uWink, Inc. and Peter F. Wilkniss	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.
10.8	Lease Agreement between uWink, Inc. and Patco Properties, L.P., dated April 21, 2006	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
10.9	Lease Agreement between Nolan Bushnell and Promenade, LP, dated February 3, 2006	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
10.10	Assignment, Assumption and Consent Agreement among Nolan Bushnell, uWink, Inc. and Promenade, LP, dated April 10, 2006	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
10.11	Letter Agreement between uWink, Inc. and Nolan Bushnell, dated April 10, 2006	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
10.12	Lease Termination Agreement, dated May 10, 2006 between uWink, Inc., Patco Properties LP and Nolan Bushnell	Incorporated by reference to our Current Report on Form 8-K filed June 5, 2006.
10.13	Lease Agreement dated May 22, 2006 between uWink, Inc. and Clyde C. Berkus	Incorporated by reference to our Current Report on Form 8-K filed June 5, 2006.
10.14	Securities Purchase Agreement dated March 3, 2006 between uWink, Inc. and the investors named therein	Incorporated by reference to our Current Report on Form 8-K filed March 9, 2006.
10.15	Securities Purchase Agreement dated September 8, 2006 between uWink, Inc. and the investors named therein	Incorporated by reference to our Current Report on Form 8-K filed September 11, 2006.

10.16	Licensing and Distribution Agreement dated September 15, 2006 between uWink, Inc. and SNAP Leisure LLC	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on December 8, 2006.
10.17	License Agreement between uWink, Inc. and Bell-Fruit Games	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form SB-2 filed on January 18, 2007.
10.18	Inventory Purchase Agreement between uWink, Inc. and Interactive Vending Corporation	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form SB-2 filed on February 5, 2007.
10.19	License Agreement between uWink, Inc. and Interactive Vending Corporation	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form SB-2 filed on February 5, 2007.
10.20	Non-Competition Agreement between uWink, Inc. and Interactive Vending Corporation	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form SB-2 filed on February 5, 2007.
10.21	Area Development Agreement dated June 8, 2007 between uWink, Inc. and OCC Partners, LLC	Incorporated by reference to our Registration Statement on Form SB-2 filed on June 25, 2007.
10.22	Form of Subscription Agreement	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 10, 2007.
10.23*	2007 Equity Incentive Plan	Incorporated by reference to our Registration Statement on Form SB-2 filed on June 25, 2007.
10.24	Form of Lock-Up Agreement	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 10, 2007.
10.25	Form of Escrow Agent Agreement	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form SB-2 filed on August 10, 2007.
10.26	Merger Agreement dated July 23, 2007 between uWink, Inc., a Utah corporation, and uWink, Inc., a Delaware corporation	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2 filed on July 23, 2007.
10.27	Purchase and Sale Agreement between Miyake Foods, Inc. and uWink California, Inc.	Incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on November 2, 2007.
10.28	Alcoholic Beverage Asset Sales Agreement between Miyake Foods, Inc. and uWink California, Inc.	Incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on November 2, 2007.
10.29	Sublease Agreement between Miyake Foods, Inc. and uWink California, Inc.	Incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on November 2, 2007.
10.30*	Letter Agreement dated November 15, 2007 amending the terms of the Employment Agreement dated March 13, 2006 between uWink, Inc. and Nolan Bushnell	Incorporated by reference to our Registration Statement on Form SB-2 filed November 21, 2007.
10.31*	Letter Agreement dated November 15, 2007 amending the terms of the Employment Agreement dated August 15, 2005 between uWink, Inc. and Peter Wilkniss	Incorporated by reference to our Registration Statement on Form SB-2 filed November 21, 2007.
10.32	Lease Agreement dated January 22, 2008 between uWink, Inc. and CCB, Inc.	Filed herewith.
10.33	Lease Agreement dated December 17, 2007 between uWink California, Inc. and CIM/H&H Retail, L.P.	Filed herewith.
10.34	Asset Purchase Agreement between H&H Restaurant, LLC and uWink California, Inc.	Filed herewith.
14.1	Code of Ethics and Conduct	Incorporated by reference to our Annual Report on Form 10-KSB filed April 17, 2006.
16.1	Letter from Stonefield Josephson, Inc., dated September 1, 2005	Incorporated by reference to our Current Report on Form 8-K filed September 9, 2005.

21.1	Subsidiaries of the Company	Incorporated by reference to our Registration Statement on Form SB-2 filed on June 25, 2007.
23.1	Consent of Kabani & Company, Inc., Certified Public Accountants	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Certification Pursuant to 18 U.S.C.ss.1350 of Chief Executive Officer	Filed herewith.
32.2	Certification Pursuant to 18 U.S.C.ss.1350 of Chief Financial Officer	Filed herewith.

*Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kabani & Company, Inc., is our independent auditor. Kabani & Company audited our financial statements for the fiscal years ended January 1, 2008 and January 2, 2007.

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered to us by Kabani & Company for our 2007 audit and our 2006 audit and reviews of our interim statements for the fiscal quarters ended April 3, 2007, July 3, 2007, October 2, 2007, March 31, 2006, June 30, 2006, and September 30, 2006 were as follows:

Services Provided	2007	2006
Audit Fees	$59,500	$84,600
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$16,000	$-
Total	$75,500	$84,600

AUDIT FEES. The aggregate fees billed for the fiscal years ended January 1, 2008 and January 2, 2007 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

AUDIT RELATED FEES.  There were no fees billed for the years ended January 1, 2008 or January 2, 2007 for the audit or review of our financial statements that are not reported under Audit Fees.

TAX FEES. There were no fees billed for the years ended January 1, 2008 or January 2, 2007 for professional services by Kabani & Company for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Fees were billed for services related to the review of documents prepared by us which incorporated the audited financial statements for the years ended January 2, 2007 and December 31, 2005 prepared by Kabani & Company.

PRE-APPROVAL POLICIES AND PROCEDURES. We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves both the type of services to be provided by our auditors and the estimated fees related to these services. The percentage of services set forth in the table above that were approved by our board of directors was 100%.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

uWINK, INC.

Dated March 31, 2008	By: /s/ Nolan K. Bushnell
Nolan K. Bushnell
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Nolan K. Bushnell	Chief Executive Officer	March 31, 2008
Nolan K. Bushnell

/s/ Peter F. Wilkniss	President, Chief Operating Officer,
Peter F. Wilkniss	Chief Financial and Accounting Officer and Secretary	March 31, 2008

/s/ Elizabeth J. Heller	Director	March 31, 2008
Elizabeth J. Heller

/s/ Bradley N. Rotter	Director	March 31, 2008
Bradley N. Rotter

/s/ Kevin W. McLeod	Director	March 31, 2008
Kevin W. McLeod