Form 10-Q
period 2008-04-01
uWink, Inc.
filed 2008-05-15
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 1, 2008

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          OF 1934

       For the transition period from ________________ to _______________

                                     0-29873
                            (Commission file number)

                                   UWINK, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              87-0412110
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)              Identification No.)

                  16106 HART STREET, VAN NUYS, CALIFORNIA 91406
                    (Address of principal executive offices)

                                 (818) 909 6030
                          (Registrant's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer [ ]                                                 Accelerated filer            [ ]

     Non-accelerated filer   [ ] (Do not check if a smaller reporting company)   Smaller reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of common stock outstanding as of May 14, 2008 was 12,671,534.

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheets as of April 1, 2008 (unaudited)
           and January 1, 2008                                                 2

           Unaudited Consolidated Statements of Operations for the three month
           periods ended April 1, 2008 and April 3, 2007                       3

           Unaudited Consolidated Statements of Cash Flows for the three month
           periods ended April 1, 2008 and April 3, 2007                       4

           Notes to Unaudited Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 4T.   Controls and Procedures                                            21

PART II.   OTHER INFORMATION                                                  22

Item 6.    Exhibits                                                           22

SIGNATURES                                                                    23


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                           UWINK, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                               APRIL 1, 2008      JANUARY 1, 2008
                                                                                 (UNAUDITED)

                                         ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $     5,330,037      $     7,294,019
     Restricted cash                                                                  60,155                    -
     Account receivable, net of allowance for doubtful accounts
       of $72,265 and $72,265, respectively                                           11,832               49,481
     Inventory, net of reserve for obsolescence                                       22,345               19,547
     Prepaid expenses and other current assets                                        40,221               38,447
                                                                             ---------------      ---------------
       TOTAL CURRENT ASSETS                                                        5,464,591            7,401,493

PROPERTY AND EQUIPMENT, NET                                                        1,924,040              943,938

LONG TERM DEPOSIT                                                                     67,158               40,238
                                                                             ---------------      ---------------
       TOTAL ASSETS                                                          $     7,455,789      $     8,385,669
                                                                             ===============      ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                        $       907,633      $       891,124
     Accrued expenses                                                                 78,990              130,313
     Accrued payroll and related benefits                                             94,358               79,492
     Advances from customers                                                          74,980               24,980
                                                                             ---------------      ---------------
       TOTAL CURRENT LIABILITIES                                                   1,155,961            1,125,909
                                                                             ---------------      ---------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 25,000,000 shares authorized;
        12,671,534 shares issued and outstanding as of April 1, 2008
        and January 1, 2008, respectively                                             12,672               12,672
     Additional paid-in capital                                                   48,040,493           47,717,957
     Accumulated deficit                                                         (41,763,480)         (40,481,011)
     Shares to be issued                                                              10,142               10,142
                                                                             ---------------      ---------------
       TOTAL STOCKHOLDERS' EQUITY                                                  6,299,827            7,259,760
                                                                             ---------------      ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     7,455,789    $       8,385,669
                                                                             ===============      ===============

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                         2






                                UWINK, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                   THREE MONTH PERIODS ENDED
                                                              -----------------------------------
                                                               APRIL 1, 2008       APRIL 3, 2007
                                                              ---------------     ---------------

NET SALES                                                     $       545,193     $       578,876

COST OF SALES                                                         165,407             198,128
                                                              ---------------     ---------------
     GROSS PROFIT                                                     379,787             380,748
                                                              ---------------     ---------------

OPERATING EXPENSES
     Selling, general and administrative expenses                   1,700,372           1,658,794
                                                              ---------------     ---------------
     TOTAL OPERATING EXPENSES                                       1,700,372           1,658,794
                                                              ---------------     ---------------

     LOSS FROM OPERATIONS                                          (1,320,585)         (1,278,046)
                                                              ---------------     ---------------

OTHER INCOME (EXPENSE)
     Other income                                                      38,917                   -
     Interest expense                                                       -             (12,031)
                                                               ---------------     ---------------
     TOTAL OTHER INCOME (EXPENSE)                                      38,917             (12,031)
                                                              ---------------     ---------------

     LOSS BEFORE PROVISION FOR INCOME TAXES                        (1,281,669)         (1,290,077)

PROVISION FOR INCOME TAXES                                                800               1,379
                                                              ---------------     ---------------

     NET LOSS                                                 $    (1,282,469)    $    (1,291,456)
                                                              ===============     ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $         (0.10)    $         (0.20)
                                                              ===============     ===============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                               12,671,534           6,427,613
                                                              ===============     ===============


      Weighted average number of shares for dilutive securities has not been calculated because the effect is anti-dilutive

 The accompanying notes are an integral part of these unaudited consolidated financial statements


                                              3






                                               UWINK, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                           THREE MONTH PERIODS ENDED
                                                                                     -----------------------------------
                                                                                       APRIL 1, 2008       APRIL 3, 2007
                                                                                       -------------       -------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                           $  (1,282,469)      $  (1,291,456)
    Adjustment to reconcile net loss to net cash used in operating activities:
        Employee stock option expense                                                        322,536             253,779
        Depreciation and amortization expense                                                 86,622              79,298
        Issuance of common stock for payroll                                                       -              18,750
        Issuance of common stock for services                                                      -              53,121
        Inventory obsolescence reserve                                                             -             (48,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                     37,649             (24,571)
      Inventory                                                                               (2,798)             44,008
      Deposits                                                                               (26,920)                  -
      Prepaid expenses and other current assets                                               (1,775)            (27,203)
      Accounts payable                                                                        16,509             (88,184)
      Accrued expenses                                                                       (51,322)              9,947
      Accrued payroll and related benefits                                                    14,866              51,121
      Advances from customers                                                                 50,000                   -
                                                                                       -------------       -------------
Net cash used in operating activities                                                       (837,102)           (969,390)
                                                                                       -------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquistion of property and equipment                                                  (1,066,725)            (59,833)
    Restricted cash deposit securing letter of credit                                        (60,155)                  -
                                                                                       -------------       -------------
Net cash used in investing activities                                                     (1,126,880)            (59,833)
                                                                                       -------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from debt securities                                                                  -             782,000
    Repayment of debt                                                                              -             (22,920)
    Proceeds from advances from related parties                                                    -              50,000
    Proceeds from exercise of warrants                                                             -             183,713
    Proceeds from exercise of options                                                              -              86,490
                                                                                       -------------       -------------
Net cash provided by financing activities                                                          -           1,079,283
                                                                                       -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 (1,963,982)             50,061

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             7,294,019              55,006
                                                                                       -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   5,330,037       $     105,067
                                                                                       =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                      $           -       $           -
                                                                                       =============       =============
    Income taxes paid                                                                  $           -       $           -
                                                                                       =============       =============


             The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                             4

                          UWINK, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company", "we" or "us"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended January 1, 2008 included in our Annual Report on Form 10-KSB. The results of the three months ended April 1, 2008 are not necessarily indicative of the results to be expected for the full year ending December 30, 2008.

STOCK SPLIT

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

FISCAL YEAR END

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal first quarter ended on April 3, 2007, our 2008 fiscal year ended on January 1, 2008 and our 2008 fiscal first quarter ended on April 1, 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires us to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and unearned revenue, the carrying amounts approximate fair value due to their short maturities. Amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

REVENUE RECOGNITION

Restaurant revenue from food, beverage and merchandise sales is recognized when payment is tendered at the point of sale. We record gift card sales as a short term liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.

Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Our area development fee consists of a one-time payment in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. We also charge a $5,000 franchise application fee, in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. As a result, we recognize the non-refundable portion of this fee in full upon receipt. Refundable franchise fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touch screen terminals and related software to our customer and we believe that persuasive evidence of an arrangement exits, the fees are fixed or determinable and collectibility of payment is probable. Included with the purchase of the touch screen terminals and related software are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals and/or software for a fixed price either under agreements with customers or pursuant to purchase orders received from customers. We do not have any contractual obligations to provide post sale support of our products. We provide such support on a case by case basis and the costs of providing such support are expensed as incurred. We earned no revenue from post sale support during the periods presented.

ADVANCES FROM CUSTOMERS

We record advances from customers as a liability and recognize these amounts as revenue over the period of the related agreement. As of April 1, 2008, advances from customers relating to licensing fees amounted to $74,980.

SALES TAXES

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of April 1, 2008 was $16,977.

REPORTING SEGMENTS

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131), which superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on our financial statements as substantially all of our operations are conducted in one industry segment.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current period presentation.

RELATED PARTIES

During the three months ended April 1, 2008 and April 3, 2007, salary amounting to $79,998 and $67,500, respectively, was paid to employees related to the CEO.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions. At times during the year, and at April 1, 2008, cash balances were in excess of Federal Depository Insurance Corporation insurance limits.

RESTRICTED CASH

Restricted cash of $60,155 at April 1, 2008 reflects amounts deposited into a restricted bank account securing a letter of credit (see Note 11).

NOTE 2 - LOSS PER SHARE

We report loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended April 1, 2008 and April 3, 2007 because the effect would have been anti-dilutive:
                                                          2008           2007
                                                       ----------     ----------
        Stock options issued to employees                811,130        357,630
        Warrants issued to consultants and finders            --          7,525
        Warrants issued for financing                  6,883,931        499,547
                                                       ----------     ----------
                                                       7,695,061        864,702
                                                       ==========     ==========

Diluted earnings (loss) per share has not been presented because the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 at each of April 1, 2008 and January 1, 2008 is to cover the accounts receivable from non-restaurant activities.

NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of April 1, 2008 and January 1, 2008, determined on a first in first out basis. During 2005, the Company made a strategic decision to reposition itself as an entertainment restaurant company, to wind down its SNAP! and Bear Shop manufacturing and sales operations and to liquidate its remaining inventory. As a result, all non-restaurant inventory at April 1, 2008 and January 1, 2008 is treated as finished goods inventory. The obsolescence reserve at April 1, 2008 and January 1, 2008 relates solely to non-restaurant inventory. Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurant.

Inventory at April 1, 2008 and January 1, 2008 consisted of the following:

                                              APRIL 1, 2008    JANUARY 1, 2008
                                             ---------------  -----------------
Finished Goods                               $       291,887  $         291,887
Restaurant                                            22,345             19,547
Less:  obsolescence reserve                         (291,887)          (291,887)
                                             ---------------  ------------------
Total                                        $        22,345  $          19,547

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at April 1, 2008 and January 1, 2008 consisted of the following:

                                              APRIL 1, 2008    JANUARY 1, 2008
                                             ---------------  -----------------

Computer equipment                           $       889,182  $         670,686
Office furniture and equipment                        17,926             17,926
Restaurant Furniture and Fixtures                    656,492            656,492
Leasehold improvements                                84,849             84,849
Machinery and equipment                               82,603             82,603
Construction in progress                             912,917             64,689
                                             ---------------  -----------------
                                                   2,643,969          1,577,245
Less accumulated depreciation                       (719,929)          (633,307)
                                             ---------------  -----------------
Total                                        $     1,924,040  $         943,938

Depreciation expense for the three months ended April 1, 2008 and April 3, 2007 was $86,622 and $64,298, respectively.

NOTE 6 - LONG TERM DEPOSITS

Long term deposits at April 1, 2008 and January 1, 2008 consisted of the following:

                                              APRIL 1, 2008    JANUARY 1, 2008
                                             ---------------  -----------------
Lease Deposits                               $        42,158  $          40,238
Deposit for developing gaming software                25,000                  -
                                             ---------------  -----------------
Total                                        $        67,158  $          40,238
                                             ---------------  -----------------

NOTE 7 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the three months ended April 1, 2008 consisted of the following:

Professional fees                $  125,562
Rent                                 79,676
Restaurant operating expenses       135,490
Product development                 110,478
Salary expense                      668,384
Employee stock option expense       322,536
Depreciation and amortization        86,622
Other                               171,624
                                 ----------
                                 $1,700,372
                                 ==========

The major components of selling, general and administrative expenses for the three months ended April 3, 2007 consisted of the following:

Professional fees                $  123,099
Rent                                 81,729
Restaurant operating expenses       157,412
Product development                  81,980
Salary expense                      761,068
Employee stock option expense       253,779
Other                               199,727
                                 ----------
                                 $1,658,794
                                 ==========

NOTE 8 - EQUITY

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

We issued no shares of unrestricted common stock during the three month period ended April 1, 2008.

SHARES TO BE ISSUED

At each of April 1, 2008 and January 1, 2008, shares to be issued consisted of:

4,159 shares valued at $10,142 that remained unissued in connection with our capital raising transactions in 2004. These shares remain unissued for ministerial reasons.

NOTE 9 - STOCK OPTIONS, RESTRICTED STOCK AWARDS AND WARRANTS

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

Primarily as a result of adopting SFAS No. 123R, we recognized $322,536 in share-based compensation expense for the three months ended April 1, 2008. The impact of this share-based compensation expense on our basic and diluted earnings per share was $0.03 per share. The fair value of our stock options was estimated using the Black-Scholes options pricing model.

We assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the "2000 Plan") pursuant to our acquisition of uWink California. The 2000 Plan provides for the issuance of up to 170,305 (after giving effect to a 3.15611 reverse stock split in connection with the acquisition of uWink California and to the four-for-one reverse stock split effective July 26, 2007) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of April 1, 2008 there are 4,200 shares available for issuance under this plan.

In 2004, our Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 300,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors and consultants. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of April 1, 2008, there are 5,000 shares available for issuance under this plan.

In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 500,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of April 1, 2008, there are 63,496 shares available for issuance under this plan.

On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan, as subsequently amended on November 14, 2006, provides for the issuance of up to 625,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of April 1, 2008, there are 36,495 shares available for issuance under this plan.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the issuance of up to 250,000 incentive stock options (ISO's), non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of April 1, 2008, there are 30,000 shares available for issuance under the 2007 Plan.

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

On January 2, 2008, we issued 5,000 options to an employee at an exercise price of $1.30 per share.

On February 19, 2008, we issued 10,000 options to an employee at an exercise price of $1.34 per share.

On March 10, 2008, we issued 25,000 options to an employee at an exercise price of $1.42 per share.

On March 19, 2008, we issued 5,000 options to an employee at an exercise price of $1.45 per share.

All these options are subject to 3 year cliff vesting.

On February 18, 2008, we issued 100,000 options to an employee at an exercise price of $1.26 per share. 20,000 of these options vest after one year; an additional 20,000 vest after two years; and the remaining 60,000 vest after three years.

Following is a summary of the stock option activity for the three months ended April 1, 2008:

                                                       Weighted
                                                       Average
                                           Options     Exercise     Aggregate
                                         outstanding    Price    Intrinsic Value
                                         -----------   --------  ---------------
       Outstanding, January 1, 2008       1,012,648     $3.91      $   38,314
       Granted                              145,000     $1.30
       Forfeited                             10,500     $3.07
       Exercised                                 --        --
                                         ----------   ----------   ----------
       Outstanding, April 1, 2008         1,147,148     $3.59      $   60,134
       Exercisable, April 1, 2008           664,547     $3.76      $   23,805

Following is a summary of the status of options outstanding at April 1, 2008:

       Exercise                     Options           Average Remaining     Exercisable
        Price                      Outstanding        Contractual Life

    $1.00 - $1.99                    616,643               8.20                350,396
    $2.00 - $2.99                    119,375               7.75                 90,382
    $4.00 - $4.99                     99,750               8.58                 41,259
    $5.00 - $5.99                     27,584               8.45                 13,593
    $6.00 - $6.99                     53,750               8.94                 18,912
    $7.00 - $7.99                    100,000               8.67                 44,566
    $8.00 - $8.99                     42,500               8.75                 17,893
    $9.00 - $9.99                     45,254               5.93                 45,254
   $10.00 - $10.99                    37,500               6.29                 37,500
   $12.00 - $12.99                     4,792               1.72                  4,792
                          -------------------------------------------------------------
                                   1,147,148               8.11                664,547
                          =============================================================

For options granted during the three months ended April 1, 2008, the weighted-average fair value of such options was $1.01.

During the three months ended April 1, 2008, we received no proceeds from the exercise of stock options.

The total weighted-average remaining contractual term of the options outstanding at April 1, 2008 is 8.11 years.

The total weighted-average remaining contractual term of the options exercisable at April 1, 2008 is 7.56 years.

We recognized expense of $240,046 for the fair value of the options vested during the three months ended April 1, 2008.

The total compensation expense not yet recognized relating to unvested options at April 1, 2008 is $1,497,571 and the weighted-average period over which this expense will be recognized is 1.86 years.

The assumptions used in calculating the fair value of options granted during the period, using the Black-Scholes options pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the options                             10.00 years
           Expected volatility                                      67.8%-71.3%
           Expected dividend yield                                            0

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

Following is a summary of the restricted stock award activity for the three months ended April 1, 2008.

                                                    Weighted-
                                                     Average
                                                    Grant Date      Aggregate
                                          Shares    Fair Value   Intrinsic value
                                         --------   ----------   ---------------
Non-vested balance January 1, 2008         94,618    $5.05          $132,465
Granted                                    75,000    $1.33
Vested                                     21,875    $3.77
Forfeited                                     --        --
                                       ----------  ---------      ----------
Non-vested balance April 1, 2008          147,743    $3.35          $209,795


For awards granted during the three months ended April 1, 2008, the weighted-average fair value of such awards was $1.33.

The total weighted-average remaining contractual term of the awards outstanding at April 1, 2008 is 1.96 years.

We recognized expense of $82,490 for the fair value of the awards vested during the three months ended April 1, 2008.

The total compensation expense not yet recognized relating to unvested awards at April 1, 2008 is $494,976 and the weighted average period over which this expense will be recognized is 1.96 years.

The assumptions used in calculating the fair value of awards granted during the period, using the Black-Scholes option pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the award                                 2-3 years
           Expected volatility                                           68.11%
           Expected dividend yield                                            0

Warrants
--------

Following is a summary of the warrant activity for the three months ended April 1, 2008.

                                                  Weighted-
                                                    Average
                                                   Exercise       Aggregate
                                     Warrants       Price      Intrinsic Value
                                    ----------     --------   -----------------
Balance January 1, 2008              8,182,586     $  2.77       $    25,862
Granted                                     --     $    --
Exercised                                   --     $    --
Cancelled                                5,545     $  6.32
                                    ----------   ----------       ----------
Balance April 1, 2008                8,177,041     $  2.77       $    51,724

During the three months ended April 1, 2008, we issued no warrants and recognized no expense relating to warrants.

Following is a summary of the status of warrants outstanding at April 1, 2008:


                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $1.38                1,293,110             1.17               1,293,110
     $2.40                6,441,153             4.61               6,441,153
     $6.00                  100,031             2.12                 100,031
     $7.00                   21,250             1.50                  21,250
     $8.00                   61,250             1.05                  61,250
     $14.00                 222,747             2.50                 222,747
     $20.00                  12,500             1.00                  12,500
     $28.00                  12,500             1.00                  12,500
     $36.00                  12,500             1.00                  12,500
     -----------------------------------------------------------------------
                          8,177,041             3.90               8,177,041
     -----------------------------------------------------------------------

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. As of April 1, 2008, management believes that we are not a party to any action which would have a material impact on our financial condition, operations, or cash flows.

Bauer Industrial Group, Inc. and Thomas Bannister v. uWink, Inc., Case No. 07-C-1001, was filed against us on November 13, 2007 in the federal district court for the Eastern District of Wisconsin. Plaintiffs allege that we refused to pay compensation for services rendered, which we deny. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment, intentional misrepresentation, strict responsibility misrepresentation, negligent misrepresentation, and fraudulent representation, and seeks compensatory damages of not less than $500,000, punitive damages, treble damages under a Wisconsin statute, and costs of suit. We have answered the complaint by denying any wrongdoing and asserting a number of affirmative defenses, including plaintiffs' breach of contract, which we believe negates plaintiffs' right to any compensation under the agreements. We have also moved to dismiss the complaint for lack of personal jurisdiction and improper venue or, alternatively, to change venue to the Central District Court in California.

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

On October 25, 2007, we entered into a definitive agreement and sublease to acquire the leasehold interest of a formerly operating restaurant located at 401 Castro Street, Mountain View, CA 94041. This location consists of 6,715 square feet. The annual rent payment under the lease is $228,000, subject to annual adjustment based on increases in the consumer price index capped at 5%. We are also obligated pay our pro-rata share of the property's operating expenses. The lease expires on November 30, 2022. Our obligation to make operating expense payments under this lease commenced on February 1, 2008 and our obligation to make base rent payments commenced on May 1, 2008.

On December 17, 2007, we entered into a definitive lease agreement with CIM/H&H Retail, L.P. to open a new restaurant location in the Hollywood & Highland Center located at 6801 Hollywood Boulevard, Hollywood, California 90028. This location consists of 7,314 square feet. The minimum annual rent payment under the lease is $182,850, subject to annual 3% increases. The lease expires on July 31, 2018. If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 8% of gross sales in excess of $5,000,000, with this threshold being subject to 3% annual increases. We are also obligated pay our pro-rata share of the property's operating expenses. We expect that our obligation to pay rent under this lease will commence in May 2008.

Total rent expense for the three months ended April 1, 2008 was $79,676. Total rent expense for the three months ended April 3, 2007 was $81,729.

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

Letter of Credit

On February 11, 2008, Wells Fargo Bank issued on our behalf an irrevocable documentary letter of credit in the amount of $58,970 securing our purchase obligation for certain plush toy merchandise to be used in our restaurants. This letter of credit remains outstanding as of April 1, 2008. We deposited $60,155 into a restricted bank account as security for this letter of credit. This amount has been recorded as restricted cash on the balance sheet at April 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the fiscal year ended January 1, 2008 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

      We are an entertainment and hospitality software company. We also develop and operate an interactive restaurant concept named "uWink" that incorporates and showcases our entertainment and hospitality software. The uWink restaurant concept was designed to create a fun, casual atmosphere where customers can enjoy freshly prepared, reasonably priced meals while interacting with our media, games and entertainment platform through our tabletop touch interface.

      Over the past three years, we have invested substantial time and capital in the development of our touch-based interactive digital content operating/display system and real-time, multi-player game platform, as well as our uWink Game Library, which comprises over 70 single and multi-player short-form video games.

      Our technology is designed to allow users to intuitively and easily use touch to access and interact with various forms of digital content and custom applications including menus, games, videos and music. Our software also allows patrons to take control of many aspects of the dining experience, including self check-in/checkout and food/drink ordering using our tabletop touch interface.

      The centerpiece of our entertainment offering is our uWink Game Library of single and multi-player casual, "social" games aimed at all ages, particularly women ages 21-35 and families. We believe these demographics to be historically neglected, but growing and important, segments of the video game market.

      Our real-time, multi-player game platform supports venue-wide, head-to-head and team game play, facilitates in-person tournament and multi-player prize games and is designed to eventually support venue-to-venue game play and simultaneous in-venue and online game play.

      Our software assets include:

            o HOSPITALITY ORDERING: we offer a customer-facing, touch-based user interface that allows guests to self-order all of their food and drink via touch screen terminals at each table. We have integrated our ordering system with a commercial point-of-sale system, providing seamless transaction billing, processing and accounting.

            o SELF CHECK-IN/CHECKOUT: our software allows restaurant customers to self-check in at the table using a credit card or prepaid debit card and to self-pay and checkout by swiping a card at the table.

            o UWINK GAME LIBRARY: we feature a library of over 70 single and multi-player short-form, casual and "social" video games, including TRIVIA LIVE, TRUTH OR DARE, UWINK SCENE INVESTIGATION (our riff on the popular CSI television series), XINGO (a mashup of bowling and bingo) and PICTURE PERFECT (a "find the differences" game).

            o MULTIPLAYER GAME PLATFORM: allows patrons throughout the venue to play digital games against one another in real time, including real-time scoring, either head-to-head individually or in teams.

            o "MICRO-TRANSACTION" GAME PLAY MONETIZATION SOFTWARE: allows for game "credit" purchasing, tracking and redemption, facilitating game/media purchases ($0.25 to $1.00 value per play).

            o MEDIA DISPLAY SYSTEM: our system allows for the display and interaction with virtually all forms of web-based digital content. Our system also features large wall projections that exhibit revolving dynamic imagery, allowing the venue to change its "look and feel" at a moment's notice. The projection system is also used for venue-wide group gaming and for the display of customized "special event" digital media, including for corporate presentations and meetings as well as birthday parties.

      Our software is built using standardized "Web 2.0" technologies, including RESTful API, Flash, XML, Java, and Linux, which we believe facilitates resource-efficient internal software development and integration with third-party software partners and content developers.

      Over the past 18 months we have spent significant time and effort developing and refining our technology, a process aided greatly by real-time customer feedback and stress testing in our 200+ seat prototype uWink restaurant in Woodland Hills, California.

      Based on this experience, we believe that our hospitality and entertainment technology:

            o     is a differentiator, increasing customer traffic;

            o     provides unique revenue streams;

            o     increases transaction speed and order accuracy;

            o     increases customer loyalty;

            o     increases average check; and

            o significantly reduces labor costs and enhances labor efficiency.

      We also believe that the software platforms and touch screen terminals we have developed, and are continuing to develop, can be deployed more broadly in the hospitality and public-space markets including in hotels, casual/fast food restaurants, bars, apartments, universities, stadiums, theme parks, casinos, and golf and ski resorts.

      We opened our first uWink restaurant in Woodland Hills, California in October 2006. We are currently in the process of opening two additional company-owned restaurants: one at the Hollywood & Highland Center in Hollywood, California (expected to open in late May/early June 2008) and the other in downtown Mountain View, California (expected to open in late June/early July
2008). We intend to use the proceeds of our November 7, 2007 $10.4 million registered equity offering to complete the development of these new restaurant sites, and to continue implementing our growth strategy. We believe these high-profile, high-visibility locations will greatly increase the value and recognition of our technology assets and the uWink brand.

      Going forward, our strategy is to leverage our experience and software assets to operate and franchise the uWink interactive entertainment restaurant concept, as well as to license our technology to other hospitality and public-space operators. Following the opening of our two new company-owned uWink restaurant locations (described above), we expect to emphasize franchising and technology licensing over the development of additional company-owned uWink restaurants.

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

      In furtherance of the technology licensing component of our growth strategy, in December 2007 we announced plans to develop and market self-service technology solutions for the hospitality industry in conjunction with hospitality software provider Volante Systems. Also, in February 2008, we entered into a software licensing and development agreement with a California real-estate developer to provide our touch-based technology for the senior housing market. Under the agreement, we will receive an initial $50,000 licensing fee and a minimum of $25,000 in custom development fees during the first year of the agreement. Any third party licensing revenue from software applications custom developed under the agreement will be shared 50-50 between the real-estate developer and us after appropriate deductions for reasonable sale, delivery, installation, support and/or maintenance costs.

BASIS OF PRESENTATION

      In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal year ended on January 1, 2008, our first fiscal quarter of 2007 ended on April 3, 2007 and our first fiscal quarter of 2008 ended on April 1, 2008. For purposes of the following discussion, the three month periods ended April 1, 2008 and April 3, 2007 are sometimes referred to as fiscal quarters.

RESULTS OF OPERATIONS

      Fiscal first quarter 2008 compared with fiscal first quarter 2007.

      Net sales for the three months ended April 1, 2008 decreased by $33,683 (6%) to $545,193 from $578,876 for the three months ended April 3, 2007. Revenue from our Woodland Hills restaurant amounted to $545,073 (99.99% of total first quarter 2008 revenue), a decrease of $12,834 (2.3%) from the $557,907 (96% of total first quarter 2007 revenue) recorded for the three months ended April 3, 2007. The other first quarter 2007 revenue of $20,969 was generated through the liquidation of part of our remaining SNAP! and Bear Shop inventories.

      Cost of sales for the first quarter of 2008 totaled $165,407, compared to $198,128 for the first quarter of 2007, representing a decrease of $32,722 (17%). Cost of sales for our Woodland Hills restaurant amounted to $165,407 (30% of restaurant revenue) in the first three months of 2008, compared to $195,903 (35% of restaurant revenue) in the three months ending April 3, 2007. As our restaurant matures and we continue to optimize our menu and menu cost structure, we expect that our restaurant cost of sales will drop to the 23%-27% (of restaurant revenue) range. Non-restaurant cost of sales amounted to $2,225 for the first quarter of 2007. We sold 16 Bear Shop machines in the first quarter of 2007 for $16,000. There was no cost of sales associated with these machines, as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 89% for the first quarter of 2007.

      Selling, general and administrative (SG&A) expenses for the three months ended April 1, 2008 totaled $1,700,372, compared to $1,658,794 for the three months ended April 3, 2007, representing an increase of $41,578 (3%). Restaurant SG&A (including restaurant salaries) amounted to $422,464 in the first quarter of 2008 as compared to $496,469 in the first quarter 2007; corporate salaries were approximately $450,000 in the first quarter of 2008 versus approximately $420,000 in the first quarter of 2007; engineering consulting expense was approximately $110,000 in the first quarter of 2008 versus $82,000 in the first quarter of 2007; and professional fees were approximately $125,000 in the first quarter of 2008 compared to approximately $123,000 in the first quarter of 2007. Nominal stock option expense was $322,536 in the first quarter 2008 as compared to $253,779 in the first quarter of 2007, with the increase resulting from the continued amortization of fair value expense of options issued prior to 2008, coupled with the recording of expense relating to the issuance of restricted stock in 2007 and 2008.

      As a result, our loss from operations for the three months ended April 1, 2008 was $1,320,585, compared to a loss of $1,278,046 for the three months ended April 3, 2007, representing an increase of $42,539 (3%).

      Total other income for the first quarter of 2008 consisted of interest income of $38,917. Total other expense for the first quarter of 2007 consisted of interest expense of $12,031.

      As a result, our net loss for the first quarter of 2008 totaled $1,282,469, compared to a net loss of $1,291,456 for the first quarter of 2007, representing a decrease of $8,987 (1%).

LIQUIDITY AND CAPITAL RESOURCES

      As of April 1, 2008, our cash position was $5,330,037 and we had working capital of $4,308,630. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

      On November 7, 2007 we raised approximately $9.3 million of net proceeds pursuant to a registered offering of our equity securities. We are using the proceeds from this transaction for new restaurant development and working capital purposes. We expect that we can currently satisfy our cash requirements for the next twelve months.

      As of the date of this report, we expect to expend an aggregate of approximately $2,000,000 (net of landlord tenant improvement allowances) on the build out and opening of our planned Hollywood, California and Mountain View, California uWink restaurants (approximately $1,000,000 per restaurant). As of the date of this report, we have expended approximately $1,000,000 of this amount.

      As of the date of this report, we have no material debt obligations and are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

CASH POSITION AND SOURCES AND USES OF CASH

      For the first quarter of 2008, we used $837,102 of cash for operations, as compared to a use of $969,390 for the first quarter of 2007. Our major uses of operating cash in the first quarter of 2008 were to pay salaries of approximately $668,000 ($450,000 of corporate salaries and $218,000 of restaurant salaries), $110,000 of product development expenses (largely outside software engineering consultants) and $125,000 of professional fees. We generated operating cash in 2008 of $50,000 from prepaid licensing fees relating to our licensing of software to a senior living facility developer. This payment was booked as an advance from customer liability until the delivery and installation of the licensed software is complete. Our major uses of cash in operations in the first quarter of 2007 were to pay salaries of approximately $700,000 ($420,000 of corporate salaries and $280,000 of restaurant salaries), product development expenses of $82,000 and professional fees of $123,000.

      During the first three months of 2008, we used $1,126,880 in investing activities, largely reflecting investments in leaseholds and technology for our new Hollywood and Mountain View restaurants, as well as $60,155 deposited into a restricted bank account as security for a letter of credit for the purchase of plush toy merchandise inventory for our restaurants. During the three months ended April 3, 2007, we used $59,833 in our investing activities, largely related to equipping the outside patio area of our Woodland Hills restaurant.

      During the first quarter of 2008, we had no financing activities. During the three months ended April 3, 2007, our financing activities provided cash in the amount of $1,079,283. Net proceeds from debt issuance amounted to $809,080 in the first quarter of 2007, largely due to the sale of $832,000 of convertible notes to 18 investors (including $50,000 from the brother-in-law of our CEO). In addition, we received cash proceeds of $270,203 from the exercise of warrants and options in the first quarter of 2007.

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

      REVENUE RECOGNITION

      We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touch screen terminals and related software to our customer and we believe that persuasive evidence of an arrangement exits, the fees are fixed or determinable, and collectibility of payment is probable. Included with the purchase of the touch screen terminals are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals for a fixed price either under agreements with customers or pursuant to purchase orders received from customers.

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

      Franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Our area development fee consists of a one-time payment in consideration of the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with our executive team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize the non-refundable portion of this fee in full upon receipt. We recognize the non-refundable portion of franchise application fees in full upon receipt as these fees are in consideration of the services we perform in evaluating the franchise application, which are completed concurrently with receiving the application. Refundable franchise fees received are recorded as a short-term liability until such time as the fee becomes non-refundable.

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

         o        changes in our business plan and corporate strategies; and

         o other risks and uncertainties discussed in greater detail under "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended January 1, 2008.

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

ITEM 4T.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of uWink, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). uWink's internal control over financial reporting was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and participation of the Company's Chairman and Chief Executive Officer and the Chief Operating Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 1, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL -- INTEGRATED FRAMEWORK (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 1, 2008, based on the criteria outlined in the COSO framework.

(b) Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There has not been any change in our internal control over financing reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended April 1, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

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

                                           UWINK, INC.


May 15, 2008                               By:  /s/ NOLAN K. BUSHNELL
                                                ------------------------
                                                Nolan K. Bushnell
                                                Chief Executive Officer


                                           By:  /s/ PETER F. WILKNISS
                                                ------------------------
                                                Peter F. Wilkniss
                                                Chief Operating Officer
                                                Chief Financial Officer
                                                Chief Accounting Officer