Form 10-Q
period 2008-07-01
uWink, Inc.
filed 2008-08-15
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED July 1, 2008

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

The number of shares of common stock outstanding as of August 14, 2008 was 12,684,034.

                                   UWINK, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheets as of July 1, 2008 (unaudited)          2
           and January 1, 2008

           Unaudited Consolidated Statements of Operations for the three
           and six month periods ended July 1, 2008 and July 3, 2007           3

           Unaudited Consolidated Statements of Cash Flows for the six
           month periods ended July 1, 2008 and July 3, 2007                   4

           Notes to Unaudited Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 4T.   Controls and Procedures                                            22

PART II.   OTHER INFORMATION                                                  24

Item 6.    Exhibits                                                           24

SIGNATURES                                                                    25


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  UWINK, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                     July 1, 2008   January 1, 2008
                                                                     ------------    ------------
                                                                     (Unaudited)
                                             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $  3,173,951    $  7,294,019
     Account receivable, net of allowance for doubtful
        accounts of $72,265 and $72,265, respectively                      20,926          49,481
     Inventory, net of reserve for obsolescence                           103,931          19,547
     Prepaid expenses, deposits and other current assets                  114,376          38,447

                                                                     ------------    ------------
       TOTAL CURRENT ASSETS                                             3,413,185       7,401,493

PROPERTY AND EQUIPMENT, NET                                             2,734,277         943,938

INTANGIBLE ASSETS, NET                                                     85,000              --

LEASE DEPOSITS                                                             42,158          40,238

                                                                     ------------    ------------
       TOTAL ASSETS                                                  $  6,274,620    $  8,385,669
                                                                     ============    ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $    900,464    $    891,124
     Accrued expenses                                                      73,538         130,313
     Accrued payroll and related benefits                                 154,272          79,492
     Advances from customers                                               74,980          24,980
                                                                     ------------    ------------
       TOTAL CURRENT LIABILITIES                                        1,203,253       1,125,909
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 25,000,000 shares authorized;
        12,671,534 shares issued and outstanding                           12,672          12,672
     Additional paid-in capital                                        48,390,265      47,717,957
     Accumulated deficit                                              (43,341,712)    (40,481,011)
     Shares to be issued                                                   10,142          10,142
                                                                     ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                       5,071,367       7,259,760
                                                                     ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,274,620    $  8,385,669
                                                                     ============    ============


The accompanying notes are an integral part of these unaudited consolidated financial statements





                                  UWINK, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                     THREE MONTH PERIODS ENDED        SIX MONTH PERIODS ENDED
                                                    ----------------------------    ----------------------------
                                                       July 1,         July 3,         July 1,         July 3,
                                                        2008            2007            2008            2007
                                                    ------------    ------------    ------------    ------------

NET SALES                                           $    503,367    $    718,694    $  1,048,560    $  1,297,570

COST OF SALES                                            145,641         205,776         310,781         403,905

                                                    ------------    ------------    ------------    ------------
     GROSS PROFIT                                        357,725         512,918         737,778         893,665
                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative expenses      1,969,981       1,885,770       3,670,744       3,544,655

                                                    ------------    ------------    ------------    ------------
     TOTAL OPERATING EXPENSES                          1,969,981       1,885,770       3,670,744       3,544,655
                                                    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS                             (1,612,256)     (1,372,852)     (2,932,966)     (2,650,990)
                                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                         34,147              --          73,064              --
     Gain on settlement of debt                               --          58,076              --          58,076
     Interest expense                                         --         (34,734)             --         (46,764)

                                                    ------------    ------------    ------------    ------------
     TOTAL OTHER INCOME                                   34,147          23,342          73,064          11,312
                                                    ------------    ------------    ------------    ------------

     LOSS BEFORE PROVISION FOR INCOME TAXES           (1,578,108)     (1,349,510)     (2,859,902)     (2,639,678)

PROVISION FOR INCOME TAXES                                    --              --             800           1,379
                                                    ------------    ------------    ------------    ------------

     NET LOSS                                       $ (1,578,108)   $ (1,349,510)   $ (2,860,702)   $ (2,641,057)
                                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.12)   $      (0.21)   $      (0.23)   $      (0.41)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                  12,671,534       6,521,674      12,671,534       6,475,325
                                                    ============    ============    ============    ============

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive

         The accompanying notes are an integral part of these unaudited consolidated financial statements





                          UWINK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTH PERIODS ENDED
                                                          JULY 1,        JULY 3,
                                                           2008           2007
                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                             $(2,860,702)   $(2,641,057)
   Adjustment to reconcile net loss to net
     cash used in operating activities:
       Employee stock option expense                        672,308        716,481
       Depreciation and amortization expense                184,171        162,988
       Gain on settlement of debt                                --        (58,076)
       Issuance of common stock for services                     --         87,921
       Inventory obsolescence reserve                            --        (35,198)
   Changes in operating assets and liabilities:
     Accounts receivable                                     28,555         (2,263)
     Inventory                                              (84,385)        47,644
     Deposits                                                    --          2,300
     Prepaid expenses and other current assets              (75,930)       (17,382)
     Accounts payable                                         9,339        (74,974)
     Accrued expenses                                       (56,775)       120,808
     Accrued payroll and related benefits                    74,780         66,300
     Advances from customers                                 50,000             --
                                                        -----------    -----------
Net cash used in operating activities                    (2,058,637)    (1,624,508)
                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                 (2,061,431)      (126,874)
                                                        -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                            --      1,492,500
   Repayment of debt                                             --        (36,920)
   Proceeds from advances from related parties                   --        325,000
   Proceeds from warrant exercises                               --        199,813
   Proceeds from option exercise                                 --        131,780
                                                        -----------    -----------
Net cash provided by financing activities                        --      2,112,173
                                                        -----------    -----------

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS    (4,120,068)       360,791

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            7,294,019         55,006
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 3,173,951    $   415,797
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                        $        --    $        --
                                                        ===========    ===========
   Income taxes paid                                    $        --    $        --
                                                        ===========    ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements

                          UWINK, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company", "we" or "us"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended January 1, 2008 included in our Annual Report on Form 10-KSB. The results of the three and six months ended July 1, 2008 are not necessarily indicative of the results to be expected for the full year ending December 30, 2008.

STOCK SPLIT

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

FISCAL YEAR END

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal second quarter ended on July 3, 2007, our 2008 fiscal year ended on January 1, 2008 and our 2008 fiscal second quarter ended on July 1, 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires us to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and unearned revenue, the carrying amounts approximate fair value due to their short maturities. Amounts shown for convertible debentures and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

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

We recognize revenue related to software licenses in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when we deliver our touch screen terminals and related software to our customer and we believe that persuasive evidence of an arrangement exists, the fees are fixed or determinable and collectibility of payment is probable. Included with the purchase of the touch screen terminals and related software are licenses to use the games loaded on the terminals. The licenses for the games are in perpetuity, we have no obligation to provide upgrades or enhancements to the customer, and the customer has no right to any other future deliverables. We deliver the requested terminals and/or software for a fixed price either under agreements with customers or pursuant to purchase orders received from customers. We do not have any contractual obligations to provide post sale support of our products. We provide such support on a case by case basis and the costs of providing such support are expensed as incurred. We earned no revenue from post sale support during the periods presented.

ADVANCES FROM CUSTOMERS

We record advances from customers as a liability and recognize these amounts as revenue over the period of the related agreement. As of July 1, 2008 and January 1, 2008, advances from customers relating to licensing fees amounted to $74,980 and $24,980, respectively.

SALES TAXES

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of July 1, 2008 and January 1, 2008 was $13,178 and $46,018, respectively.

REPORTING SEGMENTS

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on our financial statements as substantially all of our operations are conducted in one industry segment.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current period presentation.

RELATED PARTIES

During the six months ended July 1, 2008 and July 3, 2007, salary amounting to $173,329 and $144,250, respectively, was paid to employees related to the CEO.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions. At times during the year, and at July 1, 2008, cash balances were in excess of Federal Depository Insurance Corporation insurance limits.

NOTE 2 - LOSS PER SHARE

We report loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended July 1, 2008 and July 3, 2007 because the effect would have been anti-dilutive:

                                                          2008           2007
                                                       ----------     ----------
        Stock options issued to employees              1,064,898        327,880
        Warrants issued to consultants and finders            --          5,545
        Warrants issued for financing                  8,177,041        442,778
                                                       ----------     ----------
                                                       9,241,939        776,203
                                                       ==========     ==========

Diluted earnings (loss) per share has not been presented because the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of restaurant credit card payments still in process. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 at each of July 1, 2008 and January 1, 2008 is to cover the historical accounts receivable from non-restaurant activities.

NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of July 1, 2008 and January 1, 2008, determined on a first in first out basis. During 2005, we made a strategic decision to reposition ourselves as an entertainment software and restaurant company, to wind down our SNAP! and Bear Shop manufacturing and sales operations and to liquidate our remaining inventory. As a result, all non-restaurant inventory at July 1, 2008 and January 1, 2008 is treated as finished goods inventory. The obsolescence reserve at July 1, 2008 and January 1, 2008 relates solely to historical non-restaurant inventory. Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurants.

Inventory at July 1, 2008 and January 1, 2008 consisted of the following:

                                                July 1, 2008    January 1, 2008
                                             ---------------  -----------------
Finished Goods                               $       291,887  $         291,887
Restaurant                                           103,931             19,547
Less:  obsolescence reserve                         (291,887)          (291,887)
                                             ---------------  ------------------
Total                                        $       103,931  $          19,547

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at July 1, 2008 and January 1, 2008 consisted of the following:

                                                July 1, 2008    January 1, 2008
                                             ---------------  -----------------

Computer equipment                           $     1,257,031  $         670,686
Office furniture and equipment                        17,926             17,926
Restaurant Furniture and Fixtures                  1,586,723            656,492
Leasehold improvements                                84,849             84,849
Machinery and equipment                               82,603             82,603
Construction in progress                             522,623             64,689
                                             ---------------  -----------------
                                                   3,551,755          1,577,245
Less accumulated depreciation                       (817,478)          (633,307)
                                             ---------------  -----------------
Total                                        $     2,734,277  $         943,938

Depreciation expense for the six months ended July 1, 2008 and July 3, 2007 was $184,171 and $132,988, respectively.

NOTE 6 - PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets as of July 1, 2008 and January 1, 2008 are as follows:

                                             July 1, 2008        January 1, 2008
                                            --------------       --------------
Prepaid rent                                $       43,586       $           --
Prepaid insurance                                   18,555               11,601
Deposit for developing gaming software              25,000                   --
Other deposits                                      19,345               11,350
Employee advances                                    7,890                7,890
Other current assets                                    --                7,606
                                            --------------       --------------
                                            $      114,376       $       38,447
                                            ==============       ==============


NOTE 7 - INTANGIBLE ASSETS

The intangible assets as of July 1, 2008 consisted of the following:

                  Liquor License                      $85,000

                  Less: Amortization                       --
                                                      -------
                                                      $85,000
                                                      =======

The amortization schedule for the next five years is as follows:

                2008                                  $42,500
                2009                                  $42,500



NOTE 8 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the six months ended July 1, 2008 consisted of the following:

Professional fees                $  158,065
Sarbanes-Oxley implementation       131,787
Rent                                182,405
Restaurant operating expenses       200,549
Restaurant pre-opening expenses     125,000
Product development                 226,489
Salary expense                    1,505,695
Employee stock option expense       672,308
Depreciation and amortization       184,171
Other                               284,275
                                 ----------
                                 $3,670,744
                                 ==========


The major components of selling, general and administrative expenses for the six months ended July 3, 2007 consisted of the following:

Professional fees                $  357,542
Rent                                170,985
Restaurant operating expenses       303,027
Product development                 158,013
Salary expense                    1,461,617
Employee stock option expense       716,481
Depreciation and amortization       162,988
Other                               214,002
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

We issued no shares of unrestricted common stock during the six month period ended July 1, 2008.

SHARES TO BE ISSUED

At each of July 1, 2008 and January 1, 2008, shares to be issued consisted of:

4,159 shares valued at $10,142 that remained unissued in connection with our capital raising transactions in 2004. These shares remain unissued for ministerial reasons.

NOTE 10 - STOCK OPTIONS, RESTRICTED STOCK AWARDS AND WARRANTS

We adopted SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees", and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, we recognized $672,308 in share-based compensation expense for the six months ended July 1, 2008. The impact of this share-based compensation expense on our basic and diluted earnings per share was $0.05 per share. The fair value of our equity awards was estimated using the Black-Scholes options pricing model.

We assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the "2000 Plan") pursuant to our acquisition of uWink California. The 2000 Plan provides for the issuance of up to 170,305 (after giving effect to a 3.15611-for-one reverse stock split in connection with the acquisition of uWink California and to the four-for-one reverse stock split effective July 26, 2007) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of July 1, 2008 there are 62,500 shares available for issuance under the 2000 Plan.

In 2004, our Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 300,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors and consultants. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of July 1, 2008, there are 5,000 shares available for issuance under the 2004 Plan.

In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 500,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of July 1, 2008, there are 63,496 shares available for issuance under the 2005 Plan.

On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan, as subsequently amended on November 14, 2006, provides for the issuance of up to 625,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of July 1, 2008, there are 62,495 shares available for issuance under the 2006 Plan.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the issuance of up to 250,000 incentive stock options (ISOs), non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of July 1, 2008, there are 30,000 shares available for issuance under the 2007 Plan.

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

Following is a summary of the stock option activity for the six months ended July 1, 2008:

                                                       Weighted-
                                                       Average     Aggregate
                                           Options     Exercise    Intrinsic
                                         outstanding    Price        Value
                                         -----------   --------    ----------
       Outstanding, January 1, 2008       1,012,648     $3.91      $   38,314
       Granted                              145,000     $1.30
       Forfeited                             92,750     $3.67
       Exercised                                 --        --
                                         -----------   --------    ----------
       Outstanding, July 1, 2008          1,064,898     $3.58      $       --
       Exercisable, July 1, 2008            693,001     $3.76      $       --

Following is a summary of the status of options outstanding at July 1, 2008:

       Exercise              Options           Average Remaining     Exercisable
        Price               Outstanding        Contractual Life

    $1.00 - $1.99             579,143               7.94                366,103
    $2.00 - $2.99             100,625               7.40                 89,074
    $4.00 - $4.99              98,750               8.33                 50,154
    $5.00 - $5.99              27,584               8.20                 15,255
    $6.00 - $6.99              53,750               8.69                 23,170
    $7.00 - $7.99             100,000               8.42                 52,877
    $8.00 - $8.99              17,500               8.50                  8,822
    $9.00 - $9.99              45,254               5.68                 45,254
   $10.00 - $10.99             37,500               6.04                 37,500
   $12.00 - $12.99              4,792               1.47                  4,792
                       ---------------------------------------------------------
                            1,064,898               7.83                693,001
                       =========================================================

For options granted during the six months ended July 1, 2008, the weighted-average fair value of such options was $1.01.

During the six months ended July 1, 2008, we received no proceeds from the exercise of stock options.

The total weighted-average remaining contractual term of the options outstanding at July 1, 2008 is 7.83 years.

The total weighted-average remaining contractual term of the options exercisable at July 1, 2008 is 7.25 years.

We recognized expense of $454,780 for the fair value of the options vested during the six months ended July 1, 2008.

The total compensation expense not yet recognized relating to unvested options at July 1, 2008 is $1,344,141 and the weighted-average period over which this expense will be recognized is 1.65 years.

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

On January 3, 2008, we granted 25,000 shares of restricted stock, vesting in 24 equal month installments, with a fair value of $33,250 to Mr. Bradley Rotter, as compensation for serving as the chairman of the audit committee of our Board of Directors. Also on January 3, 2008, we granted 50,000 shares of restricted stock to an employee that vest in 36 equal monthly installments, with a fair value of $66,500. During the six months ended July 1, 2008, we accelerated the vesting on 8,125 shares of restricted stock granted to a former employee.

Following is a summary of the restricted stock award activity for the six months ended July 1, 2008.

                                                    Weighted-
                                                    Average
                                                   Grant Date       Aggregate
                                         Shares    Fair Value    Intrinsic Value
                                       ----------  -----------   ---------------
Non-vested balance January 1, 2008         94,618     $5.05         $132,465
Granted                                    75,000     $1.33
Vested                                     51,910     $4.19
Forfeited                                      --        --
                                       ----------  -----------   ---------------
Non-vested balance July 1, 2008           117,708     $3.06         $111,823


For awards granted during the six months ended July 1, 2008, the weighted-average fair value of such awards was $1.33.

The total weighted-average remaining contractual term of the awards outstanding at July 1, 2008 is 1.75 years.

We recognized expense of $217,528 for the fair value of the awards vested during the six months ended July 1, 2008.

The total compensation expense not yet recognized relating to unvested awards at July 1, 2008 is $359,938 and the weighted average period over which this expense will be recognized is 1.75 years.

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

Warrants
--------

Following is a summary of the warrant activity for the six months ended July 1, 2008.

                                                  Weighted-
                                                    Average
                                                   Exercise       Aggregate
                                     Warrants       Price      Intrinsic Value
                                    ----------     --------    ---------------
Balance January 1, 2008              8,182,586     $   2.77    $        25,862
Granted                                     --     $     --
Exercised                                   --     $     --
Cancelled                                5,545     $   6.32
                                    ----------     --------    ---------------
Balance July 1, 2008                 8,177,041     $   2.77    $            --

During the six months ended July 1, 2008, we issued no warrants and recognized no expense relating to warrants.

Following is a summary of the status of warrants outstanding at July 1, 2008:

                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $1.38                1,293,110             0.92               1,293,110
     $2.40                6,441,153             4.36               6,441,153
     $6.00                  100,031             1.87                 100,031
     $7.00                   21,250             1.25                  21,250
     $8.00                   61,250             0.80                  61,250
     $14.00                 222,747             1.25                 222,747
     $20.00                  12,500             0.75                  12,500
     $28.00                  12,500             0.75                  12,500
     $36.00                  12,500             0.75                  12,500
     -----------------------------------------------------------------------
                          8,177,041             3.65               8,177,041
     -----------------------------------------------------------------------


NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2008, FASB issued SFASB No. 162, "The Hierarchy of Generally Accepted Accounting Principles". The pronouncement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. As of July 1, 2008, management believes that we are not a party to any action which would have a material impact on our financial condition, operations, or cash flows.

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

On December 17, 2007, we entered into a definitive lease agreement with CIM/H&H Retail, L.P. to open a new restaurant location in the Hollywood & Highland Center located at 6801 Hollywood Boulevard, Hollywood, California 90028. This location consists of 7,314 square feet. The minimum annual rent payment under the lease is $182,850, subject to annual 3% increases. The lease expires on July 31, 2018. If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 8% of gross sales in excess of $5,000,000, with this threshold being subject to 3% annual increases. We are also obligated pay our pro-rata share of the property's operating expenses. Our obligation to pay rent under this lease commenced on June 17, 2008.

Total rent expense for the six months ended July 1, 2008 was $182,405. Total rent expense for the six months ended July 3, 2007 was $170,985.

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

            o MEDIA DISPLAY SYSTEM: our system allows for the display of, and interaction with, virtually all forms of web-based digital content, including advertising and promotional content. Our system also features large wall projections that exhibit revolving dynamic imagery, allowing for promotional and advertising display, as well the ability to change the venue's "look and feel" at a moment's notice. The projection system is also used for venue-wide group gaming and for the display of customized "special event" digital media, including for corporate presentations and meetings as well as birthday parties.

            o BRANDS "POWERED BY UWINK": our platform is specifically designed to be easily digitally re-skinned to support multiple brands.

            o MODULAR PRODUCT SUPPORT: our platform is modular such that any particular deployment can be entertainment-only or self-order/self-payment-only or both.

      Our software is built using standardized "Web 2.0" technologies, including RESTful API, Flash, XML, Java, and Linux, which we believe facilitates resource-efficient internal software development and integration with third-party software partners and content developers.

      Over the past 18 months we have spent significant time and effort developing and refining our technology, a process aided greatly by real-time customer feedback and stress testing in our 200+ seat prototype uWink restaurants in Woodland Hills, California (which opened in October 2006) and Hollywood, California (which opened for business on June 17, 2008).

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

      We also believe that the technology we have developed, and are continuing to develop, can be deployed more broadly in the hospitality and public-space markets including in hotels, casual/fast food restaurants, bars, apartments, universities, stadiums, theme parks, casinos, and golf and ski resorts.

      We opened our first uWink restaurant in Woodland Hills, California in October 2006. We opened our second company-owned restaurant at the Hollywood & Highland Center in Hollywood, California on June 17, 2008. We are currently in the process of opening one additional company-owned restaurant in downtown Mountain View, California (expected to open in late August 2008). We intend to use the proceeds of our November 7, 2007 $10.4 million registered equity offering to complete the development of and to operate our three restaurant sites, and to continue implementing our growth strategy. We believe these high-profile, high-visibility locations will greatly increase the value and recognition of our technology assets and the uWink brand.

      Going forward, our strategy is to leverage our experience and software assets to license our technology to other hospitality and public-space operators and to franchise the uWink interactive entertainment restaurant concept. Following the opening of our third company-owned uWink restaurant (described above), we expect to emphasize technology licensing and franchising over the development of additional company-owned uWink restaurants.

      In furtherance of the technology licensing component of our growth strategy, in December 2007 we announced plans to develop and market self-service technology solutions for the hospitality industry in conjunction with hospitality software provider Volante Systems.

      Also, in February 2008, we entered into a software licensing and development agreement with a California real-estate developer to provide our touch-based technology for the senior housing market. Under the agreement, we will receive an initial $50,000 licensing fee and a minimum of $25,000 in custom development fees during the first year of the agreement. Any third party licensing revenue from software applications custom developed under the agreement will be shared 50-50 between the real-estate developer and us after appropriate deductions for reasonable sale, delivery, installation, support and/or maintenance costs. We expect that the initial implementation of our software under this agreement, in a senior housing facility in Lancaster, CA, will be completed in August 2008.

      In connection with the implementation of our growth strategy to franchise the uWink concept, we have formed a subsidiary, uWink Franchise Corporation, to enter into agreements with our franchisees. On June 8, 2007, uWink Franchise Corporation entered into an area development agreement with OCC Partners, LLC for our first planned franchised restaurants. On August 11, 2008, this area development agreement was terminated due to OCC Partner's failure to secure a suitable location for the first planned restaurant. As a result of this termination, $20,000 of contingent area development fees held in escrow by an outside law firm were returned to OCC Partners. The return of these funds will have no effect on our financial statements because the escrowed $20,000 payment had not been previously reflected in our financials.

BASIS OF PRESENTATION

      In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal year ended on January 1, 2008, our fiscal second quarter of 2007 ended on July 3, 2007 and our fiscal second quarter of 2008 ended on July 1, 2008. For purposes of the following discussion, the periods ended July 1, 2008 and July 3, 2007 are sometimes referred to as fiscal quarters.

RESULTS OF OPERATIONS

      Fiscal second quarter 2008 compared with fiscal second quarter 2007.

      Net sales for the three and six months ended July 1, 2008 decreased by $215,328 and $249,010(30% and 19%) to $503,367 and $1,048,560, from $718,694 and
$1,297,570, respectively, for the three and six months ended July 3, 2007.

      For the three and six months ended July 1, 2008, revenue from our Woodland Hills restaurant amounted to $421,296 and $966,369 (84% and 92% of total revenue for the periods), a decrease of $260,768 and $273,602 (38.2% and 22.1%) from the $682,064 and $1,239,972 (95% and 96% of total revenue for the periods) recorded for the same periods in 2007. Our Hollywood restaurant, which opened for business on June 17, 2008, generated revenue of $82,070 (16% and 8% of total revenue for the periods) in the last two weeks of the three and six month periods ended July 1, 2008. The other revenue for the six month period ended July 3, 2007 of $57,598 was generated through $20,000 of non-refundable franchise area development fees; $2,000 of non-refundable franchise application fees; $14,000 of licensing revenue under our agreement with SNAP Leisure LLC; and the liquidation of $21,598 of our remaining SNAP! and Bear Shop inventories.

      We believe that the decrease in revenue in our Woodland Hills restaurant is attributable to a combination of the following factors:

            * General weakness in the Southern California/Woodland Hills economy;
            * The natural tendency for a new restaurant concept to experience a drop in revenue in its second year of operation;

            * Regular updating of the software in our Woodland Hills restaurant, which functions as our test lab, which has prevented us from offering guests a consistent experience in Woodland Hills; and
            * Our experimentation, starting in early 2008, with a new method for pricing our game play, under which we charged game "credits" to play our games and patrons earned game "credits" with food purchases. Customer feedback on this pricing mechanism was largely negative and, in response, we have reverted to a game play model that allows unlimited game play without additional charge for the first 70 minutes of a guest's visit.

      Cost of sales for the three and six month periods ended July 1, 2008 totaled $145,641 and $310,781 compared to $205,776 and $403,905 for the three and six months ended July 3, 2007, representing a decrease of $60,135 and $93,124 (29.2% and 23%), respectively.

      Cost of sales for our restaurants amounted to $145,641 and $310,781 (29% and 29.7% of restaurant revenue) in the first three and six months of 2008, respectively. Cost of sales for our Woodland Hills restaurant amounted to $394,120 (31.7% of restaurant revenue) in the six months ending July 3, 2007. As our restaurant model continues to mature and we continue to optimize our menu and menu cost structure, we expect that our restaurant cost of sales will drop to the 23%-27% (of restaurant revenue) range.

      Non-restaurant cost of sales amounted to $9,785 for the first six months of 2007. In the first six months of 2007, we sold 16 Bear Shop machines for $16,000. There was no cost of sales associated with these machines as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 83% for the first six months of 2007.

      Selling, general and administrative expenses for the three and six months ended July 1, 2008 totaled $1,969,981 and $3,670,744 compared to $1,885,770 and
$3,544,655 for the three and six months ended July 3, 2007, representing an increase of $84,211 and $126,089 (4.5% and 3.6%), respectively. This increase is largely attributable to $131,000 of consulting fees relating to the implementation of certain internal procedures required by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and approximately $125,000 of pre-opening costs relating to the opening of our Hollywood restaurant. Restaurant SG&A (including restaurant salaries but excluding Hollywood pre-opening costs) amounted to approximately $800,000 in the first six months of 2008 as compared to approximately $1,084,000 in the first six months of 2007; corporate salaries were approximately $1,033,000 in the first six months of 2008 versus approximately $931,611 in the first six months of 2007; engineering consulting expense was approximately $226,489 in the first six months of 2008 versus $158,013 in the first six months of 2007; and professional fees were approximately $290,000 (including $131,000 of Sarbanes-Oxley implementation fees) in the first six months of 2008 compared to approximately $357,542 in the first six months of 2007. Nominal stock option expense was $672,308 in the first six months of 2008 as compared to $716,481 in the first six months of 2007.

      As a result, our loss from operations for the three and six months ended July 1, 2008 was $1,612,256 and $2,932,966, compared to a loss of $1,372,852 and
$2,650,990 for the three and six months ended July 3, 2007, representing an increase of $239,403 (17.4%) and $281,976 (10.6%), respectively.

      Total other income for the three and six months ended July 1, 2008 consisted of interest income of $34,147 and $73,064, respectively. Total other income of $23,342 and $11,312 for the three and six months ended July 3, 2007 consisted $58,076 of gain on settlement of debt income resulting from the settlement at a discount of accounts payable owing to outside law firms, partially offset by interest expense of $34,734 and $46,764, respectively.

      As a result, our net loss for the three and six months ended July 1, 2008 totaled $1,578,108 and $2,860,702, compared to a net loss of $1,349,510 and $2,641,057 for the three and six months ended July 3, 2007, representing an increase of $228,598 (17%) and $219,645 (8.3%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of July 1, 2008, our cash position was $3,173,951 and we had working capital of $2,209,932. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

      On November 7, 2007 we raised approximately $9.3 million of net proceeds pursuant to a registered offering of our equity securities. We are using the proceeds from this transaction for new restaurant development and working capital purposes. We expect that we can currently satisfy our cash requirements for the next twelve months.

      We spent approximately $1,000,000 (net of landlord tenant improvement allowances) on the build-out of our Hollywood, California uWink restaurant, which opened for business on June 17, 2008.

      As of the date of this report, we expect to spend approximately $1,000,000 on the build out of our Mountain View, California uWink restaurant (which is currently under construction and expected to open in late August 2008). As of the date of this report, we have expended approximately $400,000 of this amount.

      As of the date of this report, we have no material debt obligations and are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

CASH POSITION AND SOURCES AND USES OF CASH

      For the first six months of 2008, we used $2,058,637 of cash for operations, as compared to a use of $1,624,508 for the first six months of 2007.

      Our major uses of operating cash in the first six months of 2008 were to pay salaries of approximately $1,505,000 ($1,045,000 of corporate salaries and $460,000 of restaurant salaries, including pre-opening and training), $226,489 of product development expenses (largely outside software engineering consultants) and $290,000 of professional fees. We generated operating cash in 2008 of $50,000 from prepaid licensing fees relating to our licensing of software to a senior living facility developer. This payment was booked as an advance from customer liability until the delivery and installation of the licensed software is complete (which we expect to occur in August 2008). The non-cash transactions that reduced cash used in operations relative to our net loss included: $672,308 of non-cash expense relating to employee stock options and restricted stock and $184,171 of depreciation and amortization expense.

      Our major uses of cash in operations in the first six months of 2007 were to pay cash employee compensation and benefits of approximately $1,462,000 ($932,000 of corporate salaries and $530,000 of restaurant salaries), product development expenses (largely outside software engineering consultants) of $158,013 and $357,542 of professional fees. The non-cash transactions that reduced cash used in operations relative to our net loss included: $716,481 of non-cash expense relating to employee stock options and restricted stock and $162,988 of depreciation and amortization expense.

      During the first six months of 2008, we used $2,061,431 in investing activities, largely reflecting investments in leaseholds and technology for our new Hollywood and Mountain View restaurants, as well corporate computer hardware purchases. During the six months ended July 3, 2007, we used $126,874 in our investing activities, largely related to equipping the outside patio area of our Woodland Hills restaurant as well as computer hardware purchases.

      During the first six months of 2008, we had no financing activities. During the six months ended July 3, 2007, our financing activities provided cash in the amount of $2,112,173. Net proceeds from debt issuance amounted to $1,780,580 in the first six months of 2007, largely due to the sale of $1,817,500 of convertible notes to 31 investors (including $175,000 from the brother-in-law of our CEO, $125,000 from our CEO and $25,000 from our CFO). In addition, we received cash proceeds of $331,593 from the exercise of warrants and options in the first six months of 2007.

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

Under the supervision and participation of the Company's Chairman and Chief Executive Officer and the Chief Operating Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 1, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL -- INTEGRATED FRAMEWORK (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 1, 2008, based on the criteria outlined in the COSO framework.

(b) Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There has not been any change in our internal control over financing reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended July 1, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

      REGULATION
      S-K NUMBER                          EXHIBIT
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

                                           UWINK, INC.


August 15, 2008                            By:  /s/ NOLAN K. BUSHNELL
                                                ------------------------
                                                Nolan K. Bushnell
                                                Chief Executive Officer


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