Form 10-Q
period 2008-09-30
uWink, Inc.
filed 2008-11-14
CIK 1108699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

The number of shares of common stock outstanding as of November 14, 2008 was 12,685,247.

                                   UWINK, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheets as of September 30, 2008 (unaudited)    2
           and January 1, 2008

           Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and October
           2, 2007                                                             3

           Unaudited Consolidated Statements of Cash Flows for the nine
           month periods ended September 30, 2008 and October 2, 2007          4

           Notes to Unaudited Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 4T.   Controls and Procedures                                            32

PART II.   OTHER INFORMATION                                                  33

Item 6.    Exhibits                                                           33

SIGNATURES                                                                    34


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  UWINK, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                     September 30,    January 1,
                                                                         2008            2008
                                                                      (Unaudited)
                                                                     ------------    ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $  1,265,526    $  7,294,019
     Accounts receivable, net of allowance for doubtful
       accounts of $72,265                                                 29,606          49,481
     Inventory, net of reserve for obsolescence                           137,602          19,547
     Prepaid expenses, deposits and other current assets                   71,412          38,447

                                                                     ------------    ------------
       TOTAL CURRENT ASSETS                                             1,504,145       7,401,493

PROPERTY AND EQUIPMENT, NET                                             3,662,313         943,938

INTANGIBLE ASSETS, NET                                                     75,750              --

LEASE DEPOSITS                                                             17,158          40,238
                                                                     ------------    ------------
       TOTAL ASSETS                                                  $  5,259,366    $  8,385,669
                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $  1,144,991    $    891,124
     Accrued expenses                                                      85,299         130,313
     Accrued payroll and related benefits                                 124,141          79,492
     Deferred revenue                                                      40,999          24,980
                                                                     ------------    ------------
       TOTAL CURRENT LIABILITIES                                        1,395,429       1,125,909
                                                                     ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; 25,000,000 shares authorized;
        12,685,247 and 12,671,534 shares issued
        and outstanding, respectively                                      12,686          12,672
     Additional paid-in capital                                        48,822,643      47,717,957
     Accumulated deficit                                              (44,981,534)    (40,481,011)
     Shares to be issued                                                   10,142          10,142
                                                                     ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                       3,863,937       7,259,760
                                                                     ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  5,259,366    $  8,385,669
                                                                     ============    ============


The accompanying notes are an integral part of these unaudited consolidated financial statements




                                          UWINK, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                     Three month periods ended        Nine month periods ended
                                                    ----------------------------    ----------------------------
                                                    September 30,    October 2,     September 30,    October 2,
                                                        2008            2007            2008            2007
                                                    ------------    ------------    ------------    ------------

NET SALES                                           $  1,030,333    $    673,335    $  2,078,854    $  1,970,905

COST OF SALES                                            296,961         193,272         619,742         597,177
                                                    ------------    ------------    ------------    ------------
     GROSS PROFIT                                        733,372         480,063       1,459,111       1,373,728
                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative expenses      2,398,362       1,501,148       6,057,105       5,046,382

                                                    ------------    ------------    ------------    ------------
          LOSS FROM OPERATIONS                        (1,664,990)     (1,021,085)     (4,597,994)     (3,672,655)
                                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Other income                                         25,208             950          98,271             950
     Beneficial conversion of debt                            --        (408,435)             --        (408,435)
     Gain on settlement of debt                               --              --              --          58,076
     Interest expense                                         --         (48,395)             --         (95,159)

                                                    ------------    ------------    ------------    ------------
     TOTAL OTHER INCOME                                   25,208        (455,880)         98,271        (444,568)
                                                    ------------    ------------    ------------    ------------

          LOSS BEFORE PROVISION FOR INCOME TAXES      (1,639,783)     (1,476,966)     (4,499,723)     (4,117,223)

PROVISION FOR INCOME TAXES                                    --              --             800             800
                                                    ------------    ------------    ------------    ------------

          NET LOSS                                  $ (1,639,783)   $ (1,476,966)   $ (4,500,523)   $ (4,118,023)
                                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.13)   $      (0.23)   $      (0.36)   $      (0.63)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                  12,682,295       6,547,392      12,675,147       6,498,506
                                                    ============    ============    ============    ============

         Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive

         The accompanying notes are an integral part of these unaudited consolidated financial statements




                                  UWINK, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                                 Nine month periods ended
                                                                               September 30,   October 2,
                                                                                   2008           2007
                                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(4,500,523)   $(4,118,023)
   Adjustment to reconcile net loss to net cash used
     in operating activities:
     Beneficial debt conversion expense                                                  --        408,435
     Employee stock option expense                                                1,095,700      1,005,318
     Depreciation and amortization expense                                          416,502        237,503
     Gain on settlement of debt                                                          --        (58,076)
     Issuance of common stock for services                                            9,000        (99,213)
     Inventory obsolescence reserve                                                      --        (17,948)
   Changes in operating assets and liabilities:
     Accounts receivable                                                             19,876          5,918
     Inventory                                                                     (118,055)        62,528
     Deposits                                                                            --          2,300
     Prepaid expenses and other current assets                                      (32,965)       (41,783)
     Accounts payable                                                               253,866        239,837
     Accrued expenses                                                               (45,014)       171,375
     Accrued payroll and related benefits                                            44,648        226,630
     Deferred revenue                                                                16,019             --
                                                                                -----------    -----------
Net cash used in operating activities                                            (2,840,945)    (1,975,199)
                                                                                -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                         (3,187,548)      (188,635)
                                                                                -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                                    --      1,492,500
   Repayment of debt                                                                     --        (36,920)
   Proceeds from advances from related parties                                           --        325,000
   Proceeds from warrant exercises                                                       --        199,813
   Proceeds from option exercises                                                        --        139,930
                                                                                -----------    -----------
Net cash provided by financing activities                                                --      2,120,323
                                                                                -----------    -----------

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS                            (6,028,492)       (43,511)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    7,294,019         55,006
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 1,265,526    $    11,495
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                $        --    $        --
                                                                                ===========    ===========
   Income taxes paid                                                            $        --    $        --
                                                                                ===========    ===========

 The accompanying notes are an integral part of these unaudited consolidated financial statements

                          UWINK, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by uWink, Inc. (the "Company", "we" or "us"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended January 1, 2008 included in our Annual Report on Form 10-KSB. The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 30, 2008.

STOCK SPLIT

Effective July 26, 2007, we effected a four-for-one reverse stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

FISCAL YEAR END

In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal third quarter ended on October 2, 2007, our 2007 fiscal year ended on January 1, 2008 and our 2008 fiscal third quarter ended on September 30, 2008.

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

REVENUE RECOGNITION

We recognize revenue related to technology hardware and software sales and licensing in accordance with the requirements of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", and AICPA Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" and other applicable revenue recognition guidance and interpretations. Net revenues include sales and/or licensing of hardware, software and peripherals, and/or services. We recognize revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant.

In most instances, revenue is generated under sales agreements with multiple elements, which are comprised of a combination of hardware sales, licensing fees from customers for our software, professional services associated with installation and training and customer support. We offer clients post-contract support in the form of software maintenance, telephone support and unspecified software enhancements.

In applying the provisions of EITF No. 00-21, we have determined that we do not have objective and reliable evidence of fair value for each element of our sales agreements that contain an annual subscription to our software and customer support. As a result, these elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Therefore, we account for fees received under our agreements that contain these multiple elements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue.

We resell various hardware products, including touch screen computers, servers, printers, networking equipment and other related computer equipment. In accordance with SAB 104, hardware revenue is recognized when we have an arrangement, the risk of ownership has passed to the buyer, there is a fixed and determinable price and collectibility is reasonably assured. If at the time of shipment we have not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.

Our professional services revenues consist of fees generated from consulting, custom development, installation and training. Revenues related to professional services are generally recognized on a time and materials basis as the services are performed.

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

WARRANTIES

We generally warrant hardware products we resell for defects in material and workmanship for 12 months. The scope and term of the warranty we provide generally mirrors the scope and term of the warranty provided to us by the hardware manufacturer. As a result, we have not incurred, and in the future do not expect to incur, material warranty expense and, accordingly, do not make any accrual for estimated warranty costs.

DEFERRED REVENUE

We generally invoice our technology licensing customers for software and support annually or quarterly in advance. We record advances from customers as a deferred revenue liability and recognize these amounts as revenue over the period of the related agreement.

As of September 30, 2008 and January 1, 2008, deferred revenue relating to licensing fees amounted to $40,999 and $24,980, respectively.

SALES TAXES

Restaurant revenue is presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities. The sales tax payable as of September 30, 2008 and January 1, 2008 was $24,938 and $46,018, respectively.

REPORTING SEGMENTS

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. During the nine months ended September 30, 2008, we operated in two reportable segments consisting of (1) Restaurant operations, reflecting the operations of our uWink restaurants; and (2) Technology Licensing, representing the licensing and sale of our hospitality entertainment and self service ordering software platform and related hardware and services. See Note 11.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current period presentation.

RELATED PARTIES

During the nine months ended September 30, 2008 and October 2, 2007, salary amounting to $240,000 and $177,630, respectively, was paid to employees related to the CEO.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions. At times during the year, and at September 30, 2008, cash balances were in excess of Federal Depository Insurance Corporation insurance limits.

NOTE 2 - LOSS PER SHARE

We report loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2008 and October 2, 2007 because the effect would have been anti-dilutive:

                                                             2008         2007
                                                          ---------    ---------
        Stock options issued to employees                   322,783      422,880
        Warrants issued to consultants and finders               --        5,545
        Warrants issued for financing                     8,177,041      442,778
                                                          ---------    ---------
                                                          8,499,824      871,203
                                                          =========    =========

Diluted earnings (loss) per share have not been presented because the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of restaurant credit card payments still in process and receivables generated from the licensing of our entertainment and hospitality software platform and related hardware sales. No allowance for doubtful accounts has been recorded for these receivables as collection is considered probable. The allowance for doubtful accounts of $72,265 at each of September 30, 2008 and January 1, 2008 is to cover the historical accounts receivable from non-restaurant activities.


NOTE 4 - INVENTORY

Inventory has been reviewed for obsolescence and stated at lower of cost or market as of September 30, 2008 and January 1, 2008, determined on a first in first out basis.

During 2005, we made a strategic decision to wind down our SNAP! and Bear Shop manufacturing and sales operations and to liquidate our remaining
SNAP! and Bear Shop inventory. As a result, historical SNAP! and Bear Shop related inventory at September 30, 2008 and January 1, 2008 is treated as finished goods inventory. The obsolescence reserve at September 30, 2008 and January 1, 2008 relates solely to this historical SNAP! and Bear Shop related inventory.

In 2008, we began licensing our entertainment and hospitality software platform to third parties. In connection with this business, we sell touch screen terminals and related computer hardware to software licensees. We purchase this hardware from third party suppliers. At September 30, 2008, we held $27,452 of this computer hardware in inventory.

Restaurant inventory consists of food, beverages and merchandise available for sale in the restaurants.

Inventory at September 30, 2008 and January 1, 2008 consisted of the following:

                                          September 30, 2008    January 1, 2008
                                          -----------------     ---------------
Computer hardware for sale to licensees   $          27,452     $            --
Restaurant inventory                                110,150              19,547
Historical finished goods                           291,887             291,887
Less:  obsolescence reserve                        (291,887)           (291,887)
                                          -----------------     ---------------
Total                                     $         137,602     $        19,547
                                           =================     ===============

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2008 and January 1, 2008 consisted of the following:

                                         September 30, 2008     January 1, 2008
                                         -----------------      ---------------

Computer equipment                       $       1,673,549      $       670,686
Office furniture and equipment                      17,926               17,926
Restaurant Furniture and Fixtures                2,831,945              656,492
Leasehold improvements                              84,849               84,849
Machinery and equipment                             82,603               82,603
Construction in progress                                --               64,689
                                         -----------------      ---------------
                                                 4,690,872            1,577,245
Less accumulated depreciation                   (1,028,559)            (633,307)
                                         -----------------      ---------------
Total                                    $       3,662,313      $       943,938
                                           =================     ===============

Depreciation expense for the nine months ended September 30, 2008 and October 2, 2007 was $395,252 and $202,503, respectively.

NOTE 6 - PREPAID EXPENSES, DEPOSITS AND OTHER CURRENT ASSETS

Prepaid expenses, deposits and other current assets as of September 30, 2008 and January 1, 2008 are as follows:

                                           September 30, 2008    January 1, 2008
                                           -----------------     ---------------
Prepaid insurance                          $          17,198     $        11,601
Deposit for developing gaming software                25,000                  --
Other deposits                                        21,324              11,350
Employee advances                                      7,890               7,890
Other current assets                                      --               7,606
                                           -----------------     ---------------
                                           $          71,412     $        38,447
                                           =================     ===============



NOTE 7 - INTANGIBLE ASSETS

The intangible assets as of September 30, 2008 consisted of the following:

                  Liquor Licenses                     $97,000

                  Less: Amortization                   21,250
                                                      -------
                                                      $75,750
                                                      =======

The amortization schedule for the next five years is as follows:

                2008                                  $24,250
                2009                                  $51,500


NOTE 8 - COMPONENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The major components of selling, general and administrative expenses for the nine months ended September 30, 2008 consisted of the following:

Professional fees                      $  182,503
Sarbanes-Oxley implementation             196,688
Rent                                      406,740
Restaurant operating expenses             344,872
Restaurant pre-opening expenses           260,000
Product development                       297,530
Salary expense                          2,436,000
Employee stock option expense           1,095,700
Depreciation and amortization             416,502
Other                                     420,570
                                       ----------
                                       $6,057,105
                                       ==========

The major components of selling, general and administrative expenses for the nine months ended October 2, 2007 consisted of the following:

Professional fees                      $  459,589
Rent                                      255,060
Restaurant operating expenses             438,548
Product development                       268,912
Salary expense                          2,019,070
Employee stock option expense           1,005,318
Depreciation and amortization             237,503
Other                                     362,382
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

During the nine month period ended September 30, 2008, we issued:

on July 16,2008, 12,500 shares of common stock valued at $80,500 (valued as of the date of grant and previously expensed as part of employee stock option expense), pursuant to a restricted stock agreement with a former employee; and

on August 28, 2008, 1,213 shares of common stock valued at $9,000 (valued as of the invoice date in accordance with our agreement with the vendor) in settlement of an account payable.

SHARES TO BE ISSUED

At each of September 30, 2008 and January 1, 2008, shares to be issued consisted of:

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

Primarily as a result of adopting SFAS No. 123R, we recognized $1,095,700 in share-based compensation expense for the nine months ended September 30, 2008. The impact of this share-based compensation expense on our basic and diluted earnings per share was $0.09 per share. The fair value of our equity awards was estimated using the Black-Scholes options pricing model.

We assumed the uWink.com, Inc. 2000 Employee Stock Option Plan (the "2000 Plan") pursuant to our acquisition of uWink California. The 2000 Plan provides for the issuance of up to 170,305 (after giving effect to a 3.15611-for-one reverse stock split in connection with the acquisition of uWink California and to the four-for-one reverse stock split effective July 26, 2007) incentive and non-qualified stock options to our employees, officers, directors and consultants. Options granted under the 2000 Plan vest as determined by the Board of Directors, provided that any unexercised options will automatically terminate on the tenth anniversary of the date of grant. As of September 30, 2008, there are 132,805 shares available for issuance under the 2000 Plan.

In 2004, our Board of Directors approved the uWink, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the issuance of up to 300,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors and consultants. Awards granted under the 2004 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2004 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2004 Plan may be exercisable after 10 years from its date of grant. As of September 30, 2008, there are 2,500 shares available for issuance under the 2004 Plan.

In 2005, our Board of Directors approved the uWink, Inc. 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 500,000 incentive stock options, non-qualified stock options, restricted stock awards and performance stock awards to our employees, officers, directors, and consultants. Awards granted under the 2005 Plan vest as determined by the Board of Directors, provided that no option or restricted stock award granted under the 2005 Plan may be exercisable prior to six months from its date of grant and no option granted under the 2005 Plan may be exercisable after 10 years from its date of grant. As of September 30, 2008, there are 3,125 shares available for issuance under the 2005 Plan.

On June 8, 2006, our Board of Directors approved the uWink, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan, as subsequently amended on November 14, 2006, provides for the issuance of up to 625,000 incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of September 30, 2008, there are 152,177 shares available for issuance under the 2006 Plan.

On June 21, 2007, our Board of Directors approved the uWink, Inc. 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the issuance of up to 250,000 incentive stock options (ISOs), non-qualified stock options, restricted and unrestricted stock awards and stock bonuses to our employees, officers, directors, and consultants. As of September 30, 2008, there are 30,000 shares available for issuance under the 2007 Plan.

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

On August 26, 2008, we instituted a company-wide rationalization and restructuring of our employee equity incentives pursuant to which we and 11 of our employees agreed to the cancellation of an aggregate of 610,865 stock options (including the cancellation of 167,500 options held by our CEO and the cancellation of 100,000 options held by our President). In exchange therefor, we granted an aggregate of 645,000 shares of our restricted common stock to those employees (including the grant of 125,000 shares of restricted stock to each of our CEO and President), as described below under "Restricted Stock Awards".

As of the August 26, 2008 cancellation date, 535,515 of the 610,865 cancelled stock options were vested and 75,350 were unvested. As a result of the cancellation of these options, we recognized the remaining compensation expense of $229,588 relating to the unvested options during the nine months ended September 30, 2008.

Following is a summary of the stock option activity for the nine months ended September 30, 2008:


                                                       Weighted-
                                                       Average     Aggregate
                                           Options     Exercise    Intrinsic
                                         outstanding    Price        Value
                                         -----------   --------    ----------
       Outstanding, January 1, 2008       1,012,648     $3.91      $   38,314
       Granted                              145,000     $1.30
       Forfeited                            224,000     $4.55
       Cancelled                            610,865     $3.91
       Exercised                                 --        --
                                         -----------   --------    ----------
       Outstanding, September 30, 2008      322,783     $2.31      $       --
       Exercisable, September 30, 2008      130,152     $1.89      $       --

Following is a summary of the status of options outstanding at September 30, 2008:

       Exercise              Options           Average Remaining     Exercisable
        Price               Outstanding        Contractual Life

    $1.00 - $1.99             248,090               8.44                 94,249
    $2.00 - $2.99              33,125               6.96                 33,125
    $7.00 - $7.99              41,568               8.17                  2,778
                       ---------------------------------------------------------
                              322,783               8.26                130,152
                       =========================================================

For options granted during the nine months ended September 30, 2008, the weighted-average fair value of such options was $1.01.

During the nine months ended September 30, 2008, we received no proceeds from the exercise of stock options.

The total weighted-average remaining contractual term of the options outstanding at September 30, 2008 is 8.26 years.

The total weighted-average remaining contractual term of the options exercisable at September 30, 2008 is 7.34 years.

We recognized expense of $572,803 for the fair value of the options vested during the nine months ended September 30, 2008. We recognized expense of $229,588 for the remaining unvested compensation expense relating to a total of 610,865 options cancelled by agreement with certain of our employees during the nine months ended September 30, 2008.

The total compensation expense not yet recognized relating to unvested options at September 30, 2008 is $446,430 and the weighted-average period over which this expense will be recognized is 2.07 years.

The assumptions used in calculating the fair value of options granted during the period, using the Black-Scholes options pricing model are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the options                                10 years
           Expected volatility                                      67.8%-71.3%
           Expected dividend yield                                            0

Restricted Stock Awards
-----------------------

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. Our restricted stock awards generally vest in 24 or 36 equal monthly installments, with, in certain instances, the first 1/6 vesting after six months, as noted below. The fair value of our restricted stock awards is estimated using the Black-Scholes options pricing model.

On January 3, 2008, we granted 25,000 shares of restricted stock, vesting in 24 equal month installments, with a fair value of $33,250 to Mr. Bradley Rotter, as compensation for serving as the chairman of the audit committee of our Board of Directors. Also on January 3, 2008, we granted 50,000 shares of restricted stock to an employee that vest in 36 equal monthly installments, with a fair value of $66,500. During the nine months ended September 30, 2008, we accelerated the vesting on 8,125 shares of restricted stock granted to a former employee.

On August 26, 2008, we instituted a company-wide rationalization and restructuring of our employee equity incentives pursuant to which we and 11 of our employees agreed to the cancellation of an aggregate of 610,865 stock options (including the cancellation of 167,500 options held by our CEO and the cancellation of 100,000 options held by our President). In exchange therefor, we granted an aggregate of 645,000 shares of our restricted common stock to those employees (including the grant of 125,000 shares of restricted stock to each of our CEO and President). All these shares of restricted stock vest in 36 equal monthly installments with the initial 1/6 vesting after 6 months.

Following is a summary of the restricted stock award activity for the nine months ended September 30, 2008.

                                                    Weighted-
                                                    Average
                                                   Grant Date       Aggregate
                                         Shares    Fair Value    Intrinsic Value
                                       ----------  -----------   ---------------
Non-vested balance January 1, 2008         94,618     $5.05         $132,465
Granted                                   720,000     $0.50
Vested                                     72,743     $4.03
Forfeited                                      --        --
                                       ----------  -----------   ---------------
Non-vested balance September 30, 2008     741,875     $0.73         $385,775


For awards granted during the nine months ended September 30, 2008, the weighted-average fair value of such awards was $0.50.

The total weighted-average remaining contractual term of the awards outstanding at September 30, 2008 is 2.6 years.

We recognized expense of $293,309 for the fair value of the awards vested during the nine months ended September 30, 2008.

The total compensation expense not yet recognized relating to unvested awards at September 30, 2008 is $542,356 and the weighted average period over which this expense will be recognized is 2.73 years.

The assumptions used in calculating the fair value of awards granted during the period, using the Black-Scholes option pricing model, are as follows:

           Risk-free interest rate                                        4.29%
           Expected life of the award                                 2-3 years
           Expected volatility                                    68.11%-70.24%
           Expected dividend yield                                            0

The fair value of the 645,000 shares of restricted stock granted on August 26, 2008 in exchange for the cancellation of options (as described above) was calculated as the excess of the Black Scholes value of the restricted stock as of the date of grant (using the above assumptions) over the Black Scholes fair value of the options cancelled calculated as of the date of cancellation (using the below assumptions).

The assumptions used in calculating the fair value of cancelled options exchanged for grants of restricted stock during the period, using the Black-Scholes option pricing model, are as follows:

           Risk-free interest rate                                        4.29%
           Expected remaining life of the cancelled options           1-9 years
           Expected volatility                                           70.24%
           Expected dividend yield                                            0


Warrants
--------

Following is a summary of the warrant activity for the nine months ended September 30, 2008.

                                                  Weighted-
                                                    Average
                                                   Exercise       Aggregate
                                     Warrants       Price      Intrinsic Value
                                    ----------     --------    ---------------
Balance January 1, 2008              8,182,586     $   2.77    $        25,862
Granted                                     --     $     --
Exercised                                   --     $     --
Cancelled                                5,545     $   6.32
                                    ----------     --------    ---------------
Balance September 30, 2008           8,177,041     $   2.77    $            --

During the nine months ended September 30, 2008, we issued no warrants and recognized no expense relating to warrants.

Following is a summary of the status of warrants outstanding at September 30, 2008:

                              Outstanding Warrants
                              --------------------

                                               Average
     Exercise                                 Remaining
       Price                 Number        Contractual Life      Exercisable
     --------                ------        ----------------      -----------

     $1.38                1,293,110             0.67               1,293,110
     $2.40                6,441,153             4.21               6,441,153
     $6.00                  100,031             1.62                 100,031
     $7.00                   21,250             1.00                  21,250
     $8.00                   61,250             0.55                  61,250
     $14.00                 222,747             1.00                 222,747
     $20.00                  12,500             0.50                  12,500
     $28.00                  12,500             0.50                  12,500
     $36.00                  12,500             0.50                  12,500
     -----------------------------------------------------------------------
                          8,177,041             3.40               8,177,041
     -----------------------------------------------------------------------


NOTE 11 - SEGMENTS

During the nine months ended September 30, 2008, we operated in two reportable segments consisting of (1) Restaurant Operations, representing the operation of our three uWink restaurants, and (2) Technology Licensing, representing the licensing and sale of our hospitality entertainment and food ordering software platform and related hardware and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on sales, gross profit margins and operating profit (loss) before income taxes.

The following is information for the Company's reportable segments for the nine months ended September 30, 2008:

                                       --------------------------------------------------
                                       RESTAURANT    TECHNOLOGY
                                       OPERATIONS     LICENSING
(IN THOUSANDS)                          SEGMENT       SEGMENT        OTHER        TOTAL
                                       --------------------------------------------------
Revenue                                $  1,988      $     91     $     --      $  2,079

Gross margin                              1,370            89           --         1,459

Salary expense (net of pre-opening)         896         1,540           --         2,436
Operating expenses (net of pre-opening)     726           834           --         1,560
Non-recurring restaurant pre-opening        260            --           --           260
Non-recurring professional fees              --            --          289           289
Employee stock option expense               106           990           --         1,096
Depreciation and amortization               411             5           --           416
Other Income                                 --            --           98            98
(Loss) from operations before tax        (1,029)       (3,280)        (191)       (4,500)

Identifiable assets                       5,103           156           --         5,259

Capital expenditures                      3,088           100           --         3,188

Selling, general and administrative expenses taken into account in determining operating profit (loss) before income taxes consist primarily of professional fees, corporate and restaurant rent expense, salary and engineering consulting expense, restaurant pre-opening and operating expenses, employee stock option expense, and other expenses. Unallocated operating loss before income taxes reflects the sum of non-recurring professional fees, largely relating to Sarbanes-Oxley implementation costs, and other income.

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, we are generally subject to claims, complaints, and legal actions. As of September 30, 2008, management believes that we are not a party to any action which would have a material impact on our financial condition, operations, or cash flows.

Bauer Industrial Group, Inc. and Thomas Bannister v. uWink, Inc., Case No. 07-C-1001, was filed against us on November 13, 2007 in the federal district court for the Eastern District of Wisconsin. Plaintiffs allege that we refused to pay compensation for services rendered, which we deny. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, unjust enrichment, intentional misrepresentation, strict responsibility misrepresentation, negligent misrepresentation, and fraudulent representation, and seeks compensatory damages of not less than $500,000, punitive damages, treble damages under a Wisconsin statute, and costs of suit. We have answered the complaint by denying any wrongdoing and asserting a number of affirmative defenses, including plaintiffs' breach of contract, which we believe negates plaintiffs' right to any compensation under the agreements. Our motion to dismiss the complaint for lack of personal jurisdiction and improper venue or, alternatively, to change venue to the Central District Court in California was denied by the Court and the case is proceeding in Wisconsin.

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

On October 25, 2007, we entered into a definitive agreement and sublease to acquire the leasehold interest of a formerly operating restaurant located at 401 Castro Street, Mountain View, CA 94041. This location consists of 6,715 square feet. The annual rent payment under the lease is $228,000, subject to annual adjustment based on increases in the consumer price index capped at 5%. We are also obligated to pay our pro-rata share of the property's operating expenses. The lease expires on November 30, 2022. Our obligation to make operating expense payments under this lease commenced on February 1, 2008 and our obligation to make base rent payments commenced on May 1, 2008.

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

Total rent expense for the nine months ended September 30, 2008 was $406,740. Total rent expense for the nine months ended October 2, 2007 was $255,060.


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

OVERVIEW

INTRODUCTION

       We are an entertainment and hospitality software company. We recently won HOSPITALITY TECHNOLOGY Magazine's 2008 award for overall technological innovation. We also recently received a 2009 Hot Retailer Award, for originality and innovation, from the International Council of Shopping Centers.

       We also operate a casual, full service interactive restaurant concept named "uWink" that incorporates and showcases our entertainment and hospitality software. We currently operate three uWink restaurants.

       Our company was started in 2000 by Nolan Bushnell, affectionately known as the "Father of the Video Game Industry". Nolan is best known as the creator of the video game company, Atari, and the entertainment restaurant company, Chuck E Cheese. Our company is an extension of Nolan's passion and talent for, and thirty-year track record of success in, creating interactive and social entertainment technologies.

       Basically, we've built what we think is an easy to use, fun "Web 2.0"-like user interface that looks and feels a lot like the browsing the Web (except our network is closed so you can only view the content we make available).

       Our software runs on table-side touch screens that let you order food and drinks from a digital menu, play games, see movie trailers, take surveys and quizzes and more - in all the major languages. When it's time to leave, you just swipe your credit card at the screen (you can even have your receipt emailed to you).
       In effect, our software lets you, the guest, control the restaurant environment - when and how you order food and drinks, when you pay and leave, with entertainment and information just a touch away - rather than the restaurant environment controlling you (waiting to order, trapped at the table waiting to pay, nothing for the kids to do, etc).

       And, we think, it's great for hospitality operators too. Offering games, other fun content and information at the table sets them apart and keeps their customers coming back. Letting their guests order and pay through the software frees up staff to focus on making and delivering the orders, increasing labor efficiency. Better yet, people end up ordering more when they don't have to wait to order. Plus, the venue has the option of charging extra for the games and content and/or running advertising.

       Our technology isn't just for sit down restaurants. We think it also works well in all kinds of other hospitality environments - from quick service to fast casual to airports to hotels to stadiums. Pretty much anywhere in the world (remember we run in all the major languages) you have to wait to order/pay and/or could use something fun to do.

       We believe that technologies like ours are the future of the hospitality industry.

       As described in a recent USA TODAY article (see http://www.usatoday.com/money/industries/food/
2008-10-13-casual-dining-restaurants_N.htm), the $75 billion casual dining industry faces significant challenges, including over-capacity, lack of differentiation and operating cost pressures, particularly in today's difficult economic environment.

       We believe that our technology directly addresses 5 of the 6 factors identified by USA TODAY as keys to the future success of the casual dining industry:

1. STAND OUT. According to the article, "Casual dining's long-term problem is one that vexes all companies as they age: how to stay fresh, while offering a unique draw to which no one else in the category can lay claim..."

We believe that we have demonstrated that our technology, which gives guests control over the restaurant environment and provides at-the-table entertainment, provides such a differentiator and unique draw.

2. LOWER PRICES. According to the article, "More than anything, high prices are what rile USA TODAY readers."

Because our technology lets guests order and pay themselves through the software, staff is freed up to focus on making and delivering the orders, increasing labor efficiency by up to 50%. This increased labor efficiency gives the operator flexibility to reduce prices as necessary.

3. IMPROVE SERVICE. According to the article, "Slow service and discourteous staff have given casual dining a black eye... Chili's is trying to knock 15 minutes off the typical 45-minute lunch for customers who want to save time..."

Because guests do not need to wait to order or to pay, our technology dramatically improves speed of service.

4. SPIFF UP STORES. According to the article, casual dining chains are updating their decor to be more contemporary.

We believe our touch screens, and the digital branding and entertainment opportunities they offer, are effective in creating a cutting edge, contemporary environment.

5. GET KID-FRIENDLY. According to the article, "Families are a big part of casual dining's business, and for many parents, what matters most is how happy their hungry kids are....Looking for casual dining spots to be more kid-friendly, she wonders if they could install kid playgrounds. Or maybe they could lend kids handheld video games at the same time parents are handed those electronic pagers."

       We believe we have demonstrated that our suite of casual video games and other content aimed at people of all ages, including a broad range of kids' games, is effective in driving families to our restaurants and in creating an environment where kids are entertained at the table, allowing parents a greater opportunity to enjoy the restaurant experience.

       In our view, some combination of these success factors, and the corresponding solutions our technology provides, are equally applicable in virtually every hospitality and public-venue market segment, including hotels, fast food/fast casual restaurants, bars, apartments, universities, stadiums, theme parks, casinos, and golf and ski resorts.

OUR TECHNOLOGY

       Over the past three years, we have invested substantial time and capital in the development of our touch-based interactive digital content operating/display/delivery system and real-time, multi-player game platform, as well as our game and content library, which comprises over 100 single and multi-player short-form video games and other digital content.

       Our software assets include:

HOSPITALITY ORDERING: we offer a customer-facing, touch-based user interface that allows guests to self-order all of their food and drink via touch screen terminals at each table. We have integrated our ordering system with commercial point-of-sale systems, providing seamless transaction billing, processing and accounting.

SELF CHECK-IN/CHECKOUT: our software allows restaurant customers to self-check in at the table using a credit card or prepaid debit card and to self-pay and checkout by swiping a card at the table. Our auto tab splitting function automatically places patrons' orders into individual tabs. Each patron has the option to pay only his or her tab, including selecting the tip percentage.

GAME AND CONTENT LIBRARY: we feature a library of over 100 single and multi-player short-form, casual and "social" video games and other digital content, including a selection of trivia games, games of perception, memory games and puzzles. In addition, we offer other forms of digital media including movie trailers, horoscopes and fortunes, and "panoramic views" of various well-known cities and places.

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

"MICRO-TRANSACTION" CONTENT MONETIZATION SOFTWARE: allows for game "credit" purchasing, tracking and redemption, facilitating game/media purchases ($0.25 to $1.00 value per play). Our system supports multiple automated triggers for how and when content is free or charged for, allowing for effective table turn management.

MEDIA DELIVERY AND DISPLAY SYSTEM: our system allows for the display of, and interaction with, virtually all forms of web-based digital content, including advertising and promotional content. Our system also features large wall projections that exhibit revolving dynamic imagery, allowing for promotional and advertising display, as well the ability to change the venue's "look and feel" at a moment's notice. The projection system is also used for venue-wide group gaming and for the display of customized "special event" digital media, including for corporate presentations and meetings as well as birthday parties.

Our platform includes automated content delivery and full ad server functionality, so that content can be scheduled and displayed by time of day, day of week, time of year, type of venue, etc..., and customer content interaction can be quantitatively tracked.

MULTIPLE LANGUAGES: automated, real-time full user interface translation into all major languages.

BRANDS "POWERED BY UWINK": our platform is specifically designed to be easily digitally re-skinned to support multiple brands.

MODULAR PRODUCT SUPPORT: our platform is modular such that any particular deployment can be entertainment-only or self-order/self-payment-only or both.

       Our software is built using standardized "Web 2.0" technologies, including RESTful API, Flash, XML, Python, Java, and Linux. We believe that this allows us to deliver an easy, intuitive and familiar customer-facing interface and also facilitates resource-efficient internal software development and integration with third-party software partners and content developers. To the guest, our interface looks and feels very much like the Internet, but our network is closed (no web browsing) to ensure that content is at all times appropriate for the particular hospitality environment and desired customer experience.

       Over the past two years we have spent significant time and effort refining our technology through real-time customer feedback and stress testing in our 200+ seat prototype uWink restaurants in Woodland Hills, California (opened in October 2006), Hollywood, California (opened in June 2008) and Mountain View, California (opened on September 15, 2008).

       Based on this experience, we believe that our hospitality and entertainment technology:

   o   is a differentiator, increasing customer traffic;

   o   provides unique revenue streams;

   o   increases speed of service and order accuracy;

   o   increases customer satisfaction;

   o   increases average check; and

   o   significantly reduces labor costs and enhances labor efficiency.

OPERATING BUSINESS SEGMENTS

       Having completed the prototyping and testing of our base technology platform, we have begun licensing our technology to third party hospitality operators, as described below.

       To that end, in November 2008 we formed a new wholly owned subsidiary of uWink, Inc, called uWink Interactive, Inc., a Delaware corporation (uWink Interactive), to operate our technology licensing business. In connection with the formation uWink Interactive, we contributed all our technology-related intellectual property to uWink Interactive.

       Following this transaction, uWink, Inc. continues to own the trademarks and copyrights relating to our uWink restaurants which are operated by uWink, Inc.'s wholly owned subsidiary uWink California, Inc. ("uWink California").

       As a result of the foregoing, we now operate in two business segments:
Technology Licensing (which is conducted out of uWink Interactive) and Restaurant Operations (which is conduced out of uWink California), each of which is described below.

                              TECHNOLOGY LICENSING

       We license our proprietary software platform to third party operators. In addition, we resell the touch screen terminals and server/network hardware required to run our software. We purchase the hardware that we resell from third party manufacturers.

       All of our technology products undergo extensive prototyping and quality assurance as well as intensive customer testing - first in our corporate test lab and then in our three uWink prototype restaurants - prior to being released.

       For any given installation, our technology platform supports the full combination of, or any subset of, our self-service ordering and payment functionality, our digital entertainment content library and delivery software as well as our digital branding, promotion and advertising system.

       Because each installation, regardless of functionality and industry segment, is supported by the same basic software and hardware infrastructure, and because we have largely automated our software roll-out process, we believe that we are able to cost effectively scale, roll-out, support and maintain our platform within and across different industry segments and geographies.

THE MARKET

       The hospitality industry is a global industry comprising a number of industry segments, including lodging, table service restaurants, quick service restaurants, entertainment venues (e.g., stadiums and arenas), business foodservice operations, casinos, transportation foodservice, government operations, and cruise ships.

       According to the National Restaurant Association (NRA), the U.S. food and beverage industry alone is expected to generate $558 billion in revenue in 2008, equal to about 4% of U.S. Gross Domestic Product. Based on NRA data, the domestic food and beverage industry employs an estimated 13.1 million people (expected to grow to 15 million people over the next 10 years), making it the nation's second-largest employer outside of government.

       The NRA also notes that restaurant and bar operations are extremely labor-intensive. Sales per full-time-equivalent employee were $61,344 in 2006, notably lower than other industries.

       In our observation, virtually all hospitality industry segments currently employ the same basic (manual and labor intensive) food and beverage service process. Typically, a guest sits down at a table or enters a line, chooses from a printed menu or menu board and verbally communicates the order to a venue staff member. The staff member then manually keys the order into the venue's point-of-sale computer system, which then electronically transmits the order information to the kitchen for preparation and delivery. The staff member subsequently calculates the amount due, manually communicates that information to the guest who then manually surrenders cash or a credit card to the staff member for manual processing by the staff member.

       In our view, the current service process is creating an unsustainable lose-lose proposition for venue operators - unhappy customers combined with ever-escalating operating costs. On the one hand, as noted in the recent USA TODAY article on the challenges facing casual dining (described above), ever-busier consumers are more and more frustrated by the order/payment waiting times inherent in this system, while also noting interaction with discourteous staff as a negative. On the other hand, operators must bear ever-increasing hourly labor, benefit, staff training and retention costs (and, in more and more environments, operators simply cannot find enough labor) to support the current labor-intensive service process.

       Another industry trend highlighted by USA TODAY is the lack of differentiation among operators at a time when too many restaurants are chasing reduced consumer dining out dollars. We believe that the challenge operators have in standing out to attract key demographic groups, including younger people and families, is particularly acute in the digital age. Whereas historically restaurants could address entertainment needs through crayons and coloring books, large format playground-style "play places", big screen TV's and arcade style video game machines, today operators must be relevant in an on-demand, interactive, consumer-controlled and connected "social" digital media world.

       As a result of these trends and resulting challenges, operators have recently begun experimenting with new information and entertainment technologies. In the bigger picture, given the size and importance of the hospitality industry to the U.S. economy, taken together with the self-described labor intensive nature of the current service process, the low penetration in hospitality of customer-controlled information and entertainment technologies is surprising.

       In any event, we see experimentation with, and increased use of, technologies like digital menu and signage boards, online food ordering, e-mail and other forms of digital marketing and promotion, kiosk-based self service ordering and staff-controlled handheld food ordering and payment devices as evidence that operators are recognizing the need to address these trends and challenges with technology.

       When we look at the current landscape of in-venue technologies that are emerging, in particular staff-controlled handheld ordering and payment devices, we do not see those technologies addressing the crux of today's service problem
- the intensive involvement of staff in the ordering and payment process, which creates customer-frustrating wait times as well as higher operating costs. In contrast, our technology effectively removes staff from the ordering and payment process, thereby reducing problematic wait times and increasing labor efficiency.

       Moreover, our system also makes interactive digital entertainment, branding and promotional content available to consumers table-side, offering meaningful and relevant differentiation to the operator.

       It is worth noting that the technology we offer to the hospitality industry is, generally speaking, the type of customer-facing technology that people now take for granted on the Web and that has been successfully deployed in many other service industries, ranging from airports to banks to grocery stores.

       As a result, we believe that our proven, award-winning, cost effective, reliable and fully-integrated table-side interactive self-ordering and digital entertainment platform gives us a unique competitive advantage in addressing and capitalizing on these industry trends and positions us to become the category-leading provider of in-venue, customer-facing interactive digital technologies to the hospitality industry.

OUR SOLUTIONS AND OFFERINGS

       We offer an engaging, touch-based, "Web 2.0"-like customer interface running on table-side touch screen terminals that lets customer browse and self-order from an attractive digital menu featuring high-resolution item pictures, full item descriptions and a multitude of item customization and up-sell options.

       Customer orders are electronically transmitted to the kitchen via our software interface with the venue's point-of-sale (POS) system. From there, orders are processed, prepared, delivered and accounted for in the customary way. Moreover, our system allows for self-checkout using a credit card at the table, eliminating the need for staff to be involved in the payment process. Customer payments are then electronically processed through our POS interface in the customary way.

       As such, our system is, simply put, a tool for customers to self-enter orders and payments directly into the POS, rather than waiting to verbally communicate with a staff member who then manually interacts with the POS. We believe our ordering and payment system offers the convenience and control - much like a bank ATM or an airport check in kiosk - that is expected by today's consumer.

       Our software platform also offers significant advantages for operators and their staff.

INCREASED COVERAGE AREA OF WAIT STAFF. Freeing staff up from order taking and payment processing allows them to cover more tables. For staff, more tables per shift means more tips per shift. For the operator, fewer staff members per shift means increased labor productivity - we estimate that our system can increase front-of-the-house labor productivity by up to 50%.

Moreover, deploying touch screen ordering terminals allows operators to cost-effectively offer on-demand food and beverage service in environments that were previously impractical or sub-optimal (e.g. stadium luxury boxes and "premier" seating).

SELF-ORDER INCREASES ORDER FREQUENCY AND ACCURACY. Guests order more when they don't have to wait to communicate with a staff member to order. Eliminating verbal order communication between guests and staff also minimizes order mistakes.

SELF-PAYMENT REDUCES CASH THEFT/LOSS. Our self-payment system encourages credit card usage (using a credit card speeds the self-checkout process), reducing the amount of cash handled at the location.

INCREASED TABLE TURNS. Eliminating order/payment wait times means guests spend less time at the table, more quickly freeing-up the table for the next guest.

ENTERTAINMENT DIFFERENTIATES. Offering table-side digital entertainment attracts families and other desirable demographics and increases repeat visits.

INCREMENTAL REVENUE OPPORTUNITIES. Our system effectively presents customers with compelling up-sell and promotional offers 100% of the time. Moreover, operators can choose to monetize content through our software.

SEAMLESS INTEGRATION WITH BACK-OF-THE-HOUSE SYSTEMS. Our POS interface means orders entered into our system are displayed in the kitchen and accounted for as is already customary, requiring no changes to the operator's back-of-the-house processes.

ABILITY TO CAPTURE CUSTOMER DATA. Using Internet advertising-style display, tracking and data capture methods, our system offers operators the ability to quantitatively track customer purchasing preferences, and well as capture customer survey and demographic data (e.g. email addresses, zip codes and cell phone numbers).

PROVEN COST EFFECTIVENESS, SCALABILITY AND RELIABILITY. We believe we are a unique technology vendor in that we operate our own restaurants to prototype and test our system. Because we are an operator and feel an operator's pain, our system is built with a single-minded focus on delivering return-on-investment to the operator. In addition, as a result of our 2+ year experience in developing, installing, maintaining and operating close to 400 screens across multiple venues, running 7 days a week and generating multi-million dollar annual revenues with 99.9% system uptime, we believe that we offer operators unmatched system scalability and reliability.

Some representative installations/applications of our system are described below.

CASUAL FULL SERVICE RESTAURANTS. We are currently piloting a 13 screen table-side and booth-mounted installation in a Chili's restaurant at the Ft. Lauderdale, Florida airport, running fully POS integrated self-ordering and payment, with full entertainment and branding/promotional functionality. The implementation is designed to drive labor efficiencies and increase customer satisfaction through speed of service. Based on the success of this installation, we will seek to become a Chili's system-wide approved technology vendor.

       QUICK SERVICE RESTAURANTS (QSR). Table and booth-mounted screens offering digital entertainment (with a focus on kid's entertainment), promotional content, customer surveys and email data capture. This implementation is designed to help foster a sit-down family-oriented dining environment to drive incremental sit-down business and to enhance operator promotional efforts.

       We have been prototyping this system in a major QSR restaurant in Texas over the past several months. Based on the success of this prototype, we have begun the corporate vendor approval process with two of the major QSR chains. To facilitate this process, we have partnered with a group of sales executives with prior experience in securing entertainment technology vendor approvals with the major QSR chains.

       FAST CASUAL RESTAURANTS. A kiosk-style self-order and credit card-only self-payment system designed to reduce ordering/payment lines. We are awaiting approvals to install a prototype of this system in a major fast casual restaurant in an airport in the Southwest U.S.

       STADIUMS/ARENAS. A kiosk-style or wall/table-mounted self-order and credit card-only self-payment system designed to facilitate labor-efficient on-demand food and beverage service in luxury suites and stadium "premier" seating. We are currently in advanced discussions on installing this system in two major arenas.

       AIRPORTS. Table or wall-mounted screens running fully POS integrated self-ordering and payment, with full entertainment and branding/promotional functionality. Screens are deployed in airport concourses/gate waiting areas and offer food and beverage service from multiple restaurants operated by the airport concessionaire. We are awaiting approvals to install a prototype of this system in an airport in the Southwest U.S.

PRODUCT PRICING

       We license our software on an annually-renewable basis and resell the hardware required to run our software. Generally speaking, our pricing strategy is to minimize the all-in upfront costs of our system and rely on annual subscription-based licensing fees for our revenue. We are actively seeking to develop advertising and sponsorship models that will subsidize the upfront hardware costs of our system.

HARDWARE PLATFORMS

       Guests access our system through 12"-17" touch screen thin-client units outfitted with a magnetic stripe reader. Screens can be mounted to tables or in walls, pole-mounted or deployed as a standalone kiosk. Due to their solid state design (no fans or other moving parts), the touch screen units are generally certified for a mean life of 50,000 hours. If a touch screen unit should fail, it is designed to be easily removed and replaced with a new unit.

       The touch screen units require power wiring and Ethernet or wireless connectivity to a small local server. This server is usually 4ft x 4ft x 4ft (or smaller) and placed inconspicuously in the ceiling or an area in the back of the facility and is Internet connected. All wiring can be concealed in existing furniture and structures.

       Our system is designed to be fully PCI compliant and our proprietary POS gateway interface allows us to integrate with virtually all major POS software systems.

       Content is managed from a centralized data center and pushed out to local servers over the Internet.

REGIONAL AND INTERNATIONAL LOCALIZATION

       Our automated, real-time user interface language translation feature and modular content management and distribution system allow us to efficiently create and maintain regionally and internationally-localized versions of the platform.

SALES, SERVICE AND SUPPORT

       We conduct our technology sales efforts with a mix of in-house and outsourced resources. Our senior management team, including our CEO, President, CTO, VP of sales/restaurant operations and VP of infrastructure, is very actively involved in sales efforts on a day-to-day basis.

       In addition, we have established a contractual, commission-based relationship with Ted Leovich, the former VP of franchising for Brinker International. Mr. Leovich focuses on representing our interests with major domestic and international restaurant operators.

       We have also established a contractual, commission-based relationship with Allied Sales Professionals, a group of established independent sales agents, to sell our technology into the hospitality industry with a focus on the quick service and broader restaurant markets in North America. The principals of Allied Sales Professionals have a combined 80+ years in entertainment technology sales experience in multiple markets, with an emphasis on the quick service segment of the restaurant industry.

       We currently handle installation, training and technical support for our products with our in-house team. Most technical support is handled via a dedicated toll free number and remote access to the local server. To the extent onsite support is required, which we expect to be minimal, we dispatch a technician to the location.

       Going forward, we expect to outsource day-to-day installation, training and technical support to third party providers.

COMPETITION - TECHNOLOGY LICENSING

       We are aware of a number of companies that offer technology that is similar to various components of our system. In particular, companies that offer self-service ordering/payment kiosks (but no entertainment) include EMN8 and Nextep Systems. Tabletop Media offers a table-side pay-at-the table solution, with promotional capabilities and limited entertainment (but no ordering). NTN Buzztime offers in-venue interactive entertainment (but no ordering or payment). Kidzpace Interactive offers free play interactive electronic game systems with a focus on quick service restaurants (but without promotional/advertising capabilities and no ordering/payment).

       We are not aware of any company that offers a fully-integrated table-side/kiosk deployable, self-service ordering/payment and interactive entertainment/promotional/advertising system with the depth and breadth of functionality that matches ours.

EMPLOYEES - TECHNOLOGY LICENSING

       As of the date of this report, company-wide we employ 18 corporate-level staff.

       In our Technology Licensing business we employ a CTO and 7 software engineers; and a VP of infrastructure and 4 other infrastructure development, installation, training and support personnel.

       In addition, our President is predominantly engaged in the Technology Licensing business segment and our CEO, Controller and VP of sales/restaurant operations are partially allocated to the Technology Licensing business segment.

       A corporate-level bookkeeper is fully allocated to the Restaurant Operations business segment, as described below.

RESEARCH AND DEVELOPMENT - TECHNOLOGY LICENSING

       Historically, as we developed our base technology platform, we have spent material sums on outside engineering contractors, including spending approximately $297,500 on outside contractors during the first nine months of 2008. As we have now reached completion of our base platform, we plan to dramatically reduce our use of outside engineering contractors during the remainder of 2008 and do not expect to spend material amounts on outside engineering contractors in 2009.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS - TECHNOLOGY LICENSING

       Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual protections.

       We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent a number of years designing and developing our software platform, which we believe differentiates us from our competitors.

       We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

       The intellectual property rights to our software platform are held by uWink Interactive, Inc., a wholly owned subsidiary of uWink, Inc. uWink, Inc. holds the various copyrights and trademarks relating to our restaurant operations.

FACILITIES - TECHNOLOGY LICENSING

       Our Technology Licensing business is operated out of our corporate offices located at 16106 Hart Street, Van Nuys, California 91406. This property consists of approximately 3,850 square feet of office and warehouse space at the base rental rate of $4,742 per month.

GROWTH STRATEGY - TECHNOLOGY LICENSING

       As outlined under "Introduction" above, we believe that our technology is directly responsive to many of the challenges (as highlighted by USA TODAY) facing the casual dining industry (and, by extension, the broader hospitality industry). Moreover, the pressure on operators to differentiate, create cost/pricing efficiencies, improve service and create a contemporary and (in certain instances) family-friendly environment is, in our view, all the greater in an economic environment driven by reduced consumer spending combined with rising raw material and labor costs.

       As described above, we believe that operators are now beginning to recognize that efficiency and satisfaction-creating customer-facing information and entertainment technologies will play an important role in addressing the challenges facing the hospitality industry. As this trend unfolds and accelerates, we believe we are uniquely positioned to become the category-leading provider of in-venue, customer-facing, interactive digital technologies to hospitality. Consequently, going forward, we are focusing our efforts on third-party licensing of our technology.


                              RESTAURANT OPERATIONS

       The uWink restaurant is a casual full service restaurant serving a selection of appetizers, entrees, burgers, salads, pastas and desserts, along with a full bar. The concept was designed to create a fun, casual atmosphere where customers can enjoy freshly prepared, reasonably priced meals while interacting with our media, games and entertainment platform through our tabletop touch interface. Our average check is approximately $16 per person, including alcoholic beverages.

       We opened our first uWink restaurant in Woodland Hills, California in October 2006. We opened our second restaurant at the Hollywood & Highland Center in Hollywood, California on June 17, 2008 and our third restaurant in Mountain View, California on September 15, 2008.

COMPETITION - RESTAURANT OPERATIONS

       The fast casual and casual full service dining segments of the restaurant industry are highly competitive and fragmented. In addition, fast casual and casual full service restaurants compete against other segments of the restaurant industry, including quick service restaurants. The number, size and strength of competitors vary by region. All of these restaurants compete based on a number of factors, including taste, speed of service, value, name recognition, restaurant location and overall customer service. Competition within the fast casual and casual full service restaurant segments, however, focuses primarily on taste, quality and the freshness of the menu items and the ambience and condition of each restaurant.

       We compete with national and regional fast casual, quick service and casual full service dining restaurants, as well as a variety of locally owned restaurants and the deli sections and in-restaurant cafes of several major grocery restaurant chains. Certain of our menu offerings, price points, restaurant decor and other aspects of our restaurants may be similar to those of our competitors, including California Pizza Kitchen and BJ's Restaurant and Brewhouse. In addition, there are restaurant companies, such as Dave & Busters, that offer away-from-the-table electronic games as part of the experience. Many bars and restaurants also offer some form of trivia game (both electronic and paper and pencil) and some quick service restaurants have experimented with electronic kiosk ordering. We are aware that many of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located.

EMPLOYEES - RESTAURANT OPERATIONS

       To staff our restaurants, we employ an executive chef/manager and 5 other managers, each of whom earn an annual salary, and approximately 110 full-time and part-time non-managerial restaurant staff, who are generally compensated on an hourly basis.

       In addition, we employ a bookkeeper to perform the day-to-day accounting functions of the restaurants and our CEO, Controller and VP of sales/restaurant operations are partially allocated to the Restaurant Operations business segment.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS - RESTAURANT OPERATIONS

       uWink, Inc. holds the various copyrights and trademarks relating to our restaurant operations. The intellectual property rights to the software platform used in our restaurants are owned by uWink Interactive, Inc., a wholly owned subsidiary of uWink, Inc.

FACILITIES - RESTAURANT OPERATIONS

       Effective as of April 10, 2006, we secured an approximately ten-year lease on the location for our first uWink restaurant in Woodland Hills, California, located at 6100 Topanga Canyon Boulevard, Woodland Hills, California 91367. The underlying lease agreement between Nolan Bushnell, our CEO, in his personal capacity, and Promenade LP, the landlord, is as of February 3, 2006. Effective as of April 10, 2006, uWink, Inc., Mr. Bushnell and Promenade L.P. entered into an assignment agreement pursuant to which Mr. Bushnell assigned his rights under the lease to us (but without relieving Mr. Bushnell of his liability for the performance of the lease). In connection with this assignment, uWink, Inc. agreed with Mr. Bushnell that, should we fail to perform under the lease and Mr. Bushnell becomes obligated under the lease as a result, Mr. Bushnell will have the right to operate the leased premises in order to satisfy his obligations under the lease. This location consists of 5,340 square feet. The minimum annual rent payment under the lease is $176,220 through January 31, 2009; increasing in each successive year to $216,728 by the last year of this lease, which expires on January 31, 2016. If our gross sales from this location exceed certain annual thresholds, we are obligated to pay additional percentage rent over and above the minimum annual rent described above. Our percentage rent obligation is equal to 5% of gross sales in excess of $3,524,400 through January 31, 2009, increasing in specified annual increments to $4,334,567 in the last year of this lease.

       On October 25, 2007, uWink California entered into a definitive agreement and sublease to acquire the leasehold interest of a formerly operating restaurant located at 401 Castro Street, Mountain View, CA 94041. This location consists of 6,715 square feet. The annual rent payment under the lease is $228,000, subject to annual adjustment based on increases in the consumer price index capped at 5%. uWink California is also obligated to pay its pro-rata share of the property's operating expenses. The lease expires on November 30, 2022.

       On December 17, 2007, uWink California entered into a definitive lease agreement with CIM/H&H Retail, L.P. for the uWink restaurant at 6801 Hollywood Boulevard, Hollywood, California 90028. uWink California's obligations under this lease are guaranteed by uWink, Inc. This location consists of 7,314 square feet. The minimum annual rent payment under the lease is $182,850, subject to annual 3% increases. The lease expires on July 31, 2018. If gross sales from this location exceed certain annual thresholds, uWink California is obligated to pay additional percentage rent over and above the minimum annual rent described above. The percentage rent obligation is equal to 8% of gross sales in excess of $5,000,000, with this threshold being subject to 3% annual increases. uWink California is obligated to pay our pro-rata share of the property's operating expenses.

FUTURE STRATEGY - RESTAURANT OPERATIONS

       In view of the opportunity we see in technology licensing to third party hospitality operators (described above), coupled with our perception of the short to medium-term over-capacity in the casual dining industry, we expect to pursue third-party technology licensing going forward and do not have any current plans to open additional uWink restaurants.


BASIS OF PRESENTATION

       In 2006, with the commencement of restaurant operations, we adopted a 52/53-week fiscal year ending on the Tuesday closest to December 31st, and fiscal quarters ending on the Tuesday closest to March 31, June 30 and September 30, as applicable, for financial reporting purposes. As a result, our 2006 fiscal year ended on January 2, 2007, our 2007 fiscal year ended on January 1, 2008, our fiscal third quarter of 2007 ended on October 2, 2007 and our fiscal third quarter of 2008 ended on September 30, 2008. For purposes of the following discussion, the periods ended September 30, 2008 and October 2, 2007 are sometimes referred to as fiscal quarters.

RESULTS OF OPERATIONS

       Nine months ended September 30, 2008 compared with the nine months ended October 2, 2007.

       Net sales for the three and nine months ended September 30, 2008 increased by $356,998 and $107,949 (53% and 5.5%) to $1,030,333 and $2,078,854,
from $673,335 and $1,970,905, respectively, for the three and nine months ended October 2, 2007.

       Restaurant sales revenue from our Restaurant Operations business segment amounted to $939,841 (91% of total revenue) and $1,988,281 (96% of total revenue) for the three and nine months ended September 30, 2008, compared to $659,560 (98% of total revenue) and $1,899,532 (96% of total revenue) for the three and nine months ended October 2, 2007. During the nine months ended September 30, 2008 we operated 3 restaurants: our Woodland Hills, CA restaurant, which was open during the entire nine month period; our Hollywood, CA restaurant, which opened on June 17, 2008; and our Mountain View, CA restaurant, which opened on September 15, 2008. During the nine months ended October 2, 2007 we operated only our Woodland Hills, CA restaurant. Revenue from our Hollywood restaurant amounted to $527,082 and $609,152 for the three and nine months ended September 30, 2008. Revenue from our Mountain View restaurant amounted to $74,527 for the last two weeks of the three and nine months ended September 30, 2008. Revenue from our Woodland Hills restaurant amounted to $338,232 and $1,304,601 for the three and nine months ended September 30, 2008, compared to $659,560 and $1,899,532 for the comparable periods in 2007.

       During the nine months ended October 2, 2007, our Restaurant Operations business segment generated additional revenue of $22,000 through $20,000 of non-refundable franchise area development fees and $2,000 of non-refundable franchise application fees.

       Our Technology Licensing business segment generated $90,492 and $90,573 of revenue for the three and nine months ended September 30, 2008, respectively, consisting of software licensing fees related to third-party technology installations in Lancaster, California and Ft. Lauderdale, Florida. We generated no revenue from Technology Licensing during the comparable periods in 2007. We record amounts that have been invoiced to Technology Licensing customers but not yet recognized as revenue as deferred revenue. At September 30, 2008, we had $16,019 of deferred revenue from our Technology Licensing business segment, representing certain amounts invoiced in respect of our third party technology installation in Ft. Lauderdale, Florida (the remaining deferred revenue of $24,980 relates to historical, discontinued licensing activities).

       During the nine months ended October 2, 2007, we generated other revenue of $49,373, consisting of $14,000 of licensing revenue under our agreement with SNAP Leisure LLC; and the liquidation of $35,373 of our remaining SNAP! and Bear Shop inventories.

       Cost of sales for the three and nine months ended September 30, 2008 totaled $296,961 and $619,742 compared to $193,272 and $597,177 for the three and nine months ended October 2, 2007, representing an increase of $103,690 and $22,566 (54% and 3.8%), respectively.

       Cost of sales for our Restaurant Operations business segment amounted to $295,792 and $618,573 (31.5% and 31.1% of restaurant revenue) in the first three and nine months of 2008, respectively. For the comparable periods in 2007, cost of sales for our Restaurant Operations amounted to $187,186 and $581,306 (28.4% and 30.6% of restaurant revenue).

       Cost of sales for our Technology Licensing business segment amounted to $1,169, reflecting the cost associated with the resale of certain computer hardware.

       Non-restaurant cost of sales amounted to $15,871 for the first nine months of 2007. We sold 27 Bear Shop machines in the first nine months of 2007 for $27,000. There was no cost of sales associated with these machines, as they had been fully reserved for in prior periods. As a result, our non-restaurant gross margin was 78% for the first nine months of 2007.

       Selling, general and administrative expenses for the three and nine months ended September 30, 2008 totaled $2,398,362 and $6,057,105 compared to $1,501,148 and $5,046,382 for the three and nine months ended October 2, 2007, representing an increase of $897,214 and $1,010,723 (60% and 20%), respectively. This increase is largely attributable to $197,000 of non-recurring consulting fees relating to the implementation of certain internal procedures required by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and approximately $260,000 of non-recurring pre-opening costs relating to the opening of our Hollywood and

Mountain View restaurants, together with higher restaurant SG&A resulting from the opening of our Hollywood and Mountain View restaurants in 2008. Restaurant SG&A (including restaurant salaries but excluding pre-opening costs) amounted to approximately $1,622,000 in the first nine months of 2008 as compared to approximately $1,197,206 in the first nine months of 2007; corporate salaries were approximately $1,540,000 in the first nine months of 2008 versus approximately $1,260,412 in the first nine months of 2007; engineering consulting expense was approximately $297,530 in the first nine months of 2008 versus $268,912 in the first nine months of 2007; and professional fees were approximately $379,191 (including $197,000 of Sarbanes-Oxley implementation fees) in the first nine months of 2008 compared to approximately $459,589 in the first nine months of 2007. Employee stock option expense was $1,095,700 in the first nine months of 2008 as compared to $1,005,318 in the first nine months of 2007. Depreciation and amortization expense was $416,502 in the first nine months of 2008 as compared to $237,503 in the first nine months of 2007.

       Approximately $3,369,000 of our total SG&A expense for the nine months ended September 30, 2008 is attributable to our Technology Licensing business segment and approximately $2,399,000 is attributable to our Restaurant Operations business segment. See Note 11 to the financials statements above.

       As a result, our loss from operations for the three and nine months ended September 30, 2008 was $1,664,990 and $4,597,994, compared to a loss of $1,021,085 and $3,672,655 for the three and nine months ended October 2, 2007, representing an increase of $643,905 (63%) and $925,339 (25%), respectively.

       Total other income for the three and nine months ended September 30, 2008 consisted of interest income of $25,208 and $98,271, respectively.

       Total other expense for the three and nine months ended October 2, 2007 was $455,880 and $444,568, consisting largely of $408,435 of beneficial debt conversion expense in the first nine months of 2007 relating to approximately $2 million of convertible promissory notes issued in 2007. The notes were convertible, at the option of the holder, into the same securities issued by us in (and on the same terms and conditions pari passu with the investors in) any offering of our securities that results in gross proceeds to us of at least $3,000,000. Upon conversion, the holder was entitled to receive, as a conversion incentive, additional securities equal to 20% of the aggregate principal value plus accrued interest converted. On November 7, 2007, we completed a financing transaction that triggered the conversion rights in these notes. Accordingly, we recorded the 20% conversion incentive on the full amount of the notes plus accrued interest, amounting to $408,435, in the statement of operations for the three and nine months ended October 2, 2007. In addition, during the nine months ended October 2, 2007 we recorded $58,076 of gain on settlement of debt income resulting from the settlement at a discount of accounts payable owing to outside law firms, as well as interest expense of $95,159.

       As a result, our net loss for the three and nine months ended September 30, 2008 totaled $1,639,783 and $4,500,523, compared to a net loss of $1,476,966 and $4,118,023 for the three and nine months ended October 2, 2007, representing an increase of $162,817 (11%) and $382,500 (9.3%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2008, our cash position was $1,265,526 and we had working capital of $108,706. Working capital represents our current assets minus our current liabilities and is related to our ability to pay short term debt as it becomes due.

       On November 7, 2007 we raised approximately $9.3 million of net proceeds pursuant to a registered offering of our equity securities. We used the proceeds from this transaction for new restaurant development and working capital purposes.

       We spent approximately $1,100,000 (net of landlord tenant improvement allowances) on the build-out of our Hollywood, California uWink restaurant, which opened for business on June 17, 2008. We have applied to the Hollywood landlord to receive a $182,850 tenant improvement allowance payment in accordance with the terms of our lease. As a condition of receiving this payment, we are required to post a standby letter of credit in favor of the landlord that will burn off over a 42 month period provided that we are at all times in compliance with the lease. We expect to complete this transaction prior to the end of 2008. We spent approximately $1,500,000 (including pre-opening rent expense) on the build-out of our Mountain View, California restaurant.

       As of the date of this report, we have no material debt obligations and are not in default on any material debt obligation. We have filed as exhibits with the SEC all of our material financing arrangements.

       Following the opening of our Mountain View restaurant, we have no current plans to open additional company-owned uWink restaurants. Consequently, in our Restaurant Operations business segment we are executing a cost-rationalization strategy to ensure that this business segment will operate on a self-sustaining basis without material additional capital requirements, beyond a minimal cash working capital balance, for at least the next 12 months. As part of this strategy, we are reviewing our leases and, where appropriate, are seeking to reduce rental payments to levels commensurate with the current business environment. We believe that our Restaurant Operations business segment can operate with minimal working capital because we collect restaurant revenue by cash or credit card at the time of visit and turn restaurant inventory quickly, while our restaurant suppliers, generally speaking, extend 30 day payment terms to us.

       Having now completed the prototyping and testing of our base technology platform and begun third-party licensing, we are able to operate our Technology Licensing business segment with lower levels of software engineering and related expenses. Consequently, going forward, we expect that we can operate our Technology Licensing segment with annual cash operating cost requirements in the range of $1.5-$1.6 million (including general corporate overhead).

       As a result, we expect that we can currently satisfy our cash requirements for the next 6-9 months.

CASH POSITION AND SOURCES AND USES OF CASH

       For the first nine months of 2008, we used $2,840,945 of cash for operations, as compared to a use of $1,975,199 for the first nine months of 2007.

       Our major uses of operating cash in the first nine months of 2008 were to pay salaries of approximately $2,436,000 ($1,540,000 of corporate salaries and $896,000 of restaurant salaries, excluding pre-opening but including training), cash non-salary restaurant operating expenses of $344,872 (excluding rent), cash rent expense of $406,740, $297,530 of product development expenses (largely outside software engineering consultants), $379,000 of professional fees and $260,000 of restaurant pre-opening expenses. Our major source of cash during the period was our overall gross margin of $1,459,111. The non-cash transactions that reduced cash used in operations relative to our net loss included: $1,095,700 of non-cash expense relating to employee stock options and restricted stock and $416,502 of depreciation and amortization expense.

       Our major uses of cash in operations in the first nine months of 2007 were to pay cash employee compensation and benefits of approximately $2.0 million, cash non-salary restaurant operating expenses of $438,548 (excluding rent) and cash rent expense of $255,060, $268,912 of product development expenses (largely outside software engineering consultants), and $459,589 of professional fees. Our major source of cash during the period was our overall gross margin of $1,373,728. The non-cash transactions that reduced cash used in operations relative to our net loss included: $1,005,318 of non-cash expense relating to employee stock options and restricted stock, beneficial debt conversion expense of $408,435, $237,503 of depreciation and amortization expense, an increase in accounts payable of $239,837, an increase in accrued expenses of $171,375 and an increase in our accrued payroll of $226,630.

       During the first nine months of 2008, we used $3,187,548 in investing activities, largely reflecting investments in leaseholds and technology for our new Hollywood and Mountain View restaurants, as well as corporate computer hardware purchases. During the nine months ended October 2, 2007, we used $188,635 in our investing activities, largely related to equipping the outside patio area of our Woodland Hills restaurant, computer hardware purchases and expense relating to new restaurant construction.

       During the first nine months of 2008, we had no financing activities. During the nine months ended October 2, 2007, our financing activities provided cash in the amount of $2,120,323. Net proceeds from debt issuance amounted to $1,780,580 in the first nine months of 2007, largely due to the sale of $1,817,500 of convertible notes to 30 investors (including $175,000 from the brother-in-law of our CEO, $125,000 from our CEO and $25,000 from our CFO). In addition, we received cash proceeds of $339,743 from the exercise of warrants and options in the first nine months of 2007. Other than proceeds from option and warrant exercises, we received no proceeds from the issuance of common stock to investors in the first nine months of 2007.

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

       REVENUE RECOGNITION

       We recognize revenue related to technology hardware and software sales and licensing in accordance with the requirements of Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition", Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", and AICPA Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" and other applicable revenue recognition guidance and interpretations. Net revenues include sales and/or licensing of hardware, software and peripherals, and/or services. We recognize revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when (1) persuasive evidence of an agreement exists; (2) delivery of the product has occurred; (3) the fee is fixed or determinable; (4) collectibility is reasonably assured; and (5) remaining obligations under the agreement are insignificant.

       In most instances, revenue is generated under sales agreements with multiple elements, which are comprised of a combination of hardware sales, licensing fees from customers for our software, professional services associated with installation and training and customer support. We offer clients post-contract support in the form of software maintenance, telephone support and unspecified software enhancements.

       In applying the provisions of EITF No. 00-21, we have determined that we do not have objective and reliable evidence of fair value for each element of our sales agreements that contain an annual subscription to our software and customer support. As a result, these elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Therefore, we account for fees received under our agreements that contain these multiple elements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue.

       We resell various hardware products, including touch screen computers, servers, printers, networking equipment and other related computer equipment. In accordance with SAB 104, hardware revenue is recognized when we have an arrangement, the risk of ownership has passed to the buyer, there is a fixed and determinable price and collectibility is reasonably assured. If at the time of shipment we have not met these four criteria, recognition of the hardware revenue is deferred until all four criteria are determined to have been met.

       Our professional services revenues consist of fees generated from consulting, custom development, installation and training. Revenues related to professional services are generally recognized on a time and materials basis as the services are performed.

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

Under the supervision and participation of the Company's Chairman and Chief Executive Officer and the Chief Operating Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL -- INTEGRATED FRAMEWORK (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008, based on the criteria outlined in the COSO framework.

(b) Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

                                           UWINK, INC.


November 14, 2008                          By:  /s/ NOLAN K. BUSHNELL
                                                ------------------------
                                                Nolan K. Bushnell
                                                Chief Executive Officer


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